Form 10-Q
period 2014-03-31
Compliance & Risk Management Solutions Inc.
filed 2014-05-15
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended March 31, 2014.
                                    OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-192647
Compliance & Risk Management Solutions Inc.
 (Exact name of registrant in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Main St, New Egypt, NJ	08533
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 203.456.8088

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [  ]
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter      Accelerated filter

Non-accelerated filter       Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __  No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2014
Common Stock, $0.001 par value per share	4,230,000 shares

  TABLE OF CONTENTS

SIGNATURES

PART I. Financial Information

Item 1. Interim Financial Statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2013 (UNAUDITED) AND SEPTEMBER 30, 2013

ASSETS
	3/31/14	9/30/13
CURRENT ASSETS:
Cash or cash equivalents	$7,733	$22,660
TOTAL CURRENT ASSETS	7,733	22,660

TOTAL ASSETS	$7,733	$22,660

LIABILIATIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,089	$3,257
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	22,339	3,507

TOTAL LIABILITIES	22,339	3,507

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Stock Subscriptions receivable	-	(20,000)
Common stock, $.0001 par value, 75,000,000 shares authorized,
4,230,000 and 4,041,000 shares issued and outstanding,
as of March 31, 2014 and September 30, 2013	424	405
Additional paid-in capital	71,076	61,645
Retained deficit	(86,106)	(22,897)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(14,607)	19,153
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$7,733	$22,660

The accompanying notes to condensed financial statements are an integral part of these statements.

F-1

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND FROM INCEPTION (JULY 29, 2013) THROUGH MARCH 31, 2014

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014	From Inception (July 29, 2013) through March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Professional service revenues	$20,250	$27,000	$29,000
Client expense reimbursement	2,949	2,949	2,949
Total Revenues	23,199	29,949	31,949

Cost of revenues	325	595	641
Cost of revenues from a related party	12,500	15,750	16,750
Gross Profit	10,374	13,604	14,558

Operating expenses:
Stock based compensation	-	8,400	13,150
General and administrative	13,309	41,663	51,514
General and administrative costs from a related party	2,500	26,750	35,750
Total operating expenses	15,809	76,813	100,414

Loss from operations	(5,435)	(63,209)	(85,856)

Income (Loss) before taxes	(5,435)	(63,209)	(85,856)
Income tax provision	-	-	250

Net (loss) applicable to common shareholders	$(5,435)	$(63,209)	$(86,106)

Net (loss) per share - basic and diluted	$(0.00)	$(0.02)

Weighted number of shares outstanding -
Basic and diluted	4,230,000	4,174,541

The accompanying notes to condensed financial statements are an integral part of these statements.

F-2

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 29, 2013)
THROUGH MARCH 31, 2014

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception, July 29, 2013	-	$-	0	$-	$-	$-	$-	$-

Issuance of common stock			3,946,000	395	56,905	(20,000)		37,300
Issuance of common stock for services			95,000	10	4,740			4,750
Net loss for period							(22,897)	(22,897)

Balance September 30, 2013	-	$-	4,041,000	$405	$61,645	$(20,000)	$(22,897)	$19,153

Issuance of common stock			21,000	2	1,048			1,050
Issuance of common stock for services			168,000	17	8,383			8,400
Payment of subscription receivable						20,000		20,000
Net loss for period							(63,209)	(63,209)

Balance March 31, 2014	-	$-	4,230,000	$424	$71,076	$-	$(86,106)	$(14,606)

The accompanying notes to condensed financial statements are an integral part of these statements.

F-3

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND FROM INCEPTION (JULY 29, 2013) THROUGH MARCH 31, 2014

	Six Months Ended March 31, 2014	Since Inception through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(63,209)	$(86,106)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	8,400	13,150

Change in operating assets and liabilities:
Accounts payable and accrued expenses	18,832	22,089
Income tax payable	-	250
Net cash used in operating activities	$(35,977)	$(50,617)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,050	58,350
Net cash provided by financing activities	$21,050	$58,350

NET (DECREASE) INCREASE IN CASH	(14,927)	7,733

CASH AND CASH EQUIVALENTS at beginning of period	22,660	-
CASH AND CASH EQUIVALENTS at end of period	$7,733	$7,733

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Stock based compensation	$8,400	$13,150

The accompanying notes to financial statements are an integral part of these statements.

F-4

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Compliance & Risk Management Solutions Inc. (the “Company”), formed on July 29, 2013, is engaged in providing corporate governance, compliance and risk management (“GRC” or “Risk Mitigation”) business services and technology solutions (“GRC Technology”). The Company’s GRC Solutions bring people, process and software tools to help clients more effectively and cost efficiently handle their Risk Mitigation efforts.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $86,106 and has a working capital deficit of $14,606 at March 31, 2014. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

On March 6, 2014, the Company’s SEC Form S1 filing was declared effective.   As of the date of this report, no capital has been raised as provided for under the Form S1.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.   Condensed statements should be read in conjunction with the Company’s latest annual financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.

Revenue Recognition

The Company derives its revenue from the permanent placement of executive level personnel and the sale of general compliance and risk management consulting services (professional services revenue).   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Executive Placement Services

The Company recognizes revenue for executive placements based on the nature of the fee arrangement. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals.  Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

Consulting Services/Professional Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company records revenue as services are performed.   Invoicing is done at the beginning of each month for the services to be rendered that month.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Statement of Operations.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2014.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.  Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2014 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

3. Common Stock

On July 30, 2013, the Company issued 3,500,000 shares of common stock to the Mountain Laurel Holdings, Inc (“MLH”) at a price of $0.01 per share, for a $35,000 subscription receivable.   As of March 31, 2014, the subscription receivable has been paid.

On August 31, 2013, the Company issued 351,000 shares of common stock to 20 new shareholders at a price of $0.05 per share for a total of $17,550.

On August 31, 2013, the Company issued 95,000 shares of common stock to Christopher Neuert in Exchange for him agreeing to be our sole director, CEO and CFO.  The Company used the offering price of $0.05 to value the shares at $4,750.   Such amount has been reflected as stock based compensation on the statement of operations with a credit to paid in capital.

On September 30, 2013, the Company issued 95,000 shares of common stock to 10 new shareholders at a price of $0.05 per share for a total of $4,750.

On October 31, 2013, the Company issued 21,000 shares of common stock to 7 new investors at a price of $0.05 per share for a total of $1,050.

On November 26, 2013, Mountain Laurel Holdings paid the remaining $20,000 balance of its subscription receivable.

On November 26, 2013, the Company issued 168,000 shares of common stock to its legal counsel in consideration of services rendered in connection with the preparation of the Company’s registration statement on Form S-1and counsel’s agreement to defer fees in connection therewith.   To value the share issuance the Company used the offering price of $0.05.  Such amount has been reflected as stock based compensation on the statement of operations.

4. Income Taxes

The provision for income taxes for the three  and six month ended March 31, 2014 and period from inception (July 27, 2013) through March 31, 2014 was as follows (assuming a 15% effective tax rate):

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014	From Inception (July 29, 2013) through March 31, 2014

Current Tax Provision:
Federal-State-Local	-	-	250
Taxable Income	-	-	-

Total current tax provision	0	0	250

Deferred Tax Provision:
Federal		-	-
Loss carry-forwards	815	9,481	12,916
Change in valuation allowance	(815)	(9,481)	(12,916)

Total deferred tax provision	0	0	(0)

The Company had deferred income tax assets as of March 31, 2014 as follows:

Loss carry-forwards	12,916
Less - valuation allowance	(12,916)

Total net deferred tax assets	(0)

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of March 31, 2014, the Company had approximately $86,000 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.   OCBSG is owned by William Schloth, the Company’s CEO, and husband of the majority shareholder MLH.   The Agreement provides for a monthly consulting fee of $5,000.  The Agreement may be terminated by either party at any time.   As of March 31, 2014, no amount was due to OCBSG.     The Company has reflected this arrangement in the statement of operation as related party expenses.  Since inception (July 29, 2013) the company has paid out $52,500 under the Agreement.  Of that amount, $35,750 and $16,750 have been allocated to operating expenses and cost of revenue, respectively.

7. Subsequent Events

None to report

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our Company

We are a corporate governance, risk and compliance management (“GRC” or “Risk Mitigation”) business services  and technology solutions (“GRC Solutions”) firm.   Our GRC Solutions bring people, process and software tools to help clients more effectively and cost efficiently handle their Risk Mitigation efforts.    Our business services include staffing search and placement and contract consulting.    Our technology solutions represent, what we believe, are the most effective software tools a client can use based upon their unique Risk Mitigation needs.    Our practice areas and GRC Solutions are industry and position specific.   We believe that our position specific and industry specialization will enable us to better understand our clients’ culture, operations, business strategies and industries.

General Trends in the Industry

We believe Risk Mitigation has become a growing operational and financial burden, limiting its ability to keep pace with business growth and transformational initiatives.    We believe that to close that gap clients need to utilize the efficiencies driven through technology automation.

We believe that if we can acquire GRC technology or software products or build a database of what we consider “best-in-class” technology solutions, this will directly complement our staffing and consulting services providing us an opportunity to step in to meet a significant need for cost-effective data security, analysis, and compliance in the risk management industry.

We believe that one of the most common barriers to the implementation of Risk Mitigation solutions for small businesses is perceived cost.

We believe that the there is increased attention to and awareness of Risk Mitigation needs and related challenges.

We believe the adoption of the Affordable Care Patient & Protection Act (“ACA”) and its related employee and employer mandates will provide us an opportunity to delivery staffing Candidates, perform consulting and recommend technology solutions for all sizes of companies to ensure proper compliance with regulations and the employment laws related to ACA.

Based upon the above and trends discussed in our section entitled, “Business Risk Mitigation Trends,” we believe there exists a significant opportunity to help both small and large organizations build and support effective and cost efficient Risk Mitigation frameworks.

Our Growth Strategy

Our goal is to be a leading provider of comprehensive, industry and position-focused, Risk Mitigation solutions through the following strategies:

(i)	organic growth in new clients and search Candidates and Consultants through referrals and management contacts;
(ii)	rolling out various outbound sales and marketing campaigns;
(iii)	continue to standardize the processes of how our consulting services are provided so we can efficiently and cost effectively scale our operation;
(iv)
build long-term business relationships with clients through the combination or our staffing services and contract consulting.  We believe this will increase the gross dollars we earn on clients as well as the length of engagement;

(v)	make strategic targeted hires and acquisitions. We intend to hire new Recruiters and contract Consultants as demand for our services continues to grow and we identify talent in the marketplace;
(vi)	deepen our expertise in targeted industry practices by continuing to add talented search Candidates and Consultants;
(vii)	establish strategic partnerships and/or reseller relationships with GRC technology solution product and service providers;
(viii)	growth through acquisitions of other service providers and or technology products

Our Focus

Our initial industry focus is on the financial services and money management industries (collectively, the “Managed Money Group”).   We believe that the increasing attention being given to the need for GRC will lead to a significant opportunity to help both small and large organizations build and support effective and cost efficient Risk Mitigation frameworks.  Our initial targeted clients within the Managed Money Group are; FINRA broker dealers, registered investment advisory firms, hedge funds, private equity firms, non-profits and family offices.    Our industry specific GRC solutions are designed and delivered based upon what we believe are the biggest Risk Mitigation challenges facing our targeted customer base.

We believe the top three business challenges facing the Money Managed Group today include; (1) managing regulatory, compliance and tax uncertainties, (2) identifying operation efficiencies to combat cost pressure, and (3) pursing new growth opportunities.     We believe these challenges will support multiple new entrants and create significant opportunity to grow our business.   Initially, we will focus on meeting challenges described under (1) and (2) above.

Upon completion of our Business Infrastructure we will launch a sales and marketing campaign aimed at the Managed Money Group.   We then plan to explore providing our GRC Solutions to; (i) other financial services businesses including insurance and banking organizations, and (ii) other regulated industries, that may include; Healthcare, Energy, Pharmaceutical, Environmental, Gaming, Telecommunication.

Results of Operations

Summary of Key Results

For the unaudited three month period ending March 31, 2014.

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2014 was $23,199.   Revenues are from professional services and include three current clients.   One new client engagement was signed during the three month period ended March 31, 2014.

Cost of revenues for the three months ended March 31, 2014 was $12,825.   Cost of revenue included merchant account charges of $325 for the processing of credit cards.  The remaining amount, $12,500 was related party independent contractor labor costs for the delivery of the professional services.

Operating Expenses

Total operating expenses for the three months ended March 31, 2014 was $15,809.   Operating costs included $13,309, primarily consisting of third-party legal and accounting fees and $2,500 of related party costs associated with general accounting and public reporting assistance.

For the unaudited six month period ending March 31, 2014.

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2014 was $29,949.  Revenues are from professional services and included three current clients.   Two new client engagements were signed in the six-month period ended March 31, 2014.

Cost of revenues for the six months ended March 31, 2014 was $16,345.   Cost of revenue included merchant account charges of $595 for the processing of client credit cards.  The remaining amount, $15,750 was related party independent contractor labor costs for the delivery of the professional services.

Operating Expenses

Total operating expenses for the six months ended March 31, 2014 was $68,413.  Operating costs included $41,663, primarily consisting of third-party legal and professional fees and $26,750 of related party costs associated with general accounting and public reporting assistance. The Company also recorded $13,150 in stock-based compensation.

For the unaudited period since inception (July 29, 2013) through March 31, 2014.

Revenues and Cost of Revenues

Total revenue for the period from inception (July 29, 2013) through 31, 2014 was $31,949.   Revenues are from professional services.   The Company has had a total of five new clients, three of whom are still active.

Cost of revenues for the period from inception (July 29, 2013) through March 31, 2014 was $17,391.   Cost of revenue included merchant account charges of $641 for the processing of client credit cards.   The remaining amount, $16,750 was related party independent contractor labor costs for the delivery of the professional services.

Operating Expenses

Total operating expenses for the period from inception (July 29, 2013) through March 31, 2014 was $87,264.  The Company also recorded $13,150 in stock-based compensation.  Operating costs included $41,663, primarily consisting of third-party legal and accounting professional fees and $26,750 of related party costs associated with general accounting and public reporting assistance. The Company also recorded $8,400 in stock-based compensation.

Liquidity and Capital Resources

At March 31, 2014, we had cash of $7,733 and a working capital deficit of $14,606.   Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $14,606 and an accumulated deficit of $86,106 as of March 31, 2014.

We had $35,977 and $50,617 in net cash used in operating activities for the six month period and since Inception (July 29, 2013) through March 31, 2014, respectively.  These include $63,209 and $86,106 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $18,832 and $22,339, for the six months and since inception (July 29, 2013) period through March 31, 2014, respectively.

We had $21,050, and $58,350 of net cash provided by financing activities for the six months and since inception (July 29, 2013) ended March 31, 2014, respectively.

As of March 31, 2014, we did not have any fixed operating expenses.    However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

With respect to shares issued for services, our board of directors determines the value of the services provided and authorizes the issuance of shares based upon the fair market value of our shares.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

The Company derives its revenue from the permanent placement of executive level personnel and the sale of general compliance and risk management consulting services.   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Executive Placement Services

The Company recognizes revenue for executive placements based on the nature of the fee arrangement. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals.  Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company records revenue as services are performed.   Invoicing is done at the beginning of each month for the services to be rendered that month.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
*Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

Dated: May 15, 2014	By:	//Christopher Neuert
Christopher Neuert
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
//Chris Neuert Chris Neuert	Chief Executive Officer, Chief Accounting Officer & Chairman	May 15, 2014