Form 10-Q/A
period 2014-03-31
Compliance & Risk Management Solutions Inc.
filed 2014-05-19
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Compliance and Risk Management (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

Dated: May 16, 2014	By:	//Christopher Neuert
Christopher Neuert
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
//Chris Neuert Chris Neuert	Chief Executive Officer, Chief Accounting Officer & Chairman	May 16, 2014