Form 10-Q
period 2014-06-30
Compliance & Risk Management Solutions Inc.
filed 2014-08-14
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended June 30, 2014.
                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2014
Common Stock, $0.001 par value per share	4,230,000 shares

SIGNATURES

PART I. Financial Information

Item 1. Interim Financial Statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2014 (UNAUDITED) AND SEPTEMBER 30, 2013

ASSETS
	6/30/14	9/30/13
CURRENT ASSETS:
Cash or cash equivalents	$11,902	$22,660
TOTAL CURRENT ASSETS	11,902	22,660

TOTAL ASSETS	$11,902	$22,660

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,718	$3,257
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	17,968	3,507

TOTAL LIABILITIES	17,968	3,507

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Stock Subscriptions receivable	-	(20,000)
Common stock, $.0001 par value, 75,000,000 shares authorized,
4,230,000 and 4,041,000 shares issued and outstanding,
as of June 30, 2014 and September 30, 2013	424	405
Additional paid-in capital	71,076	61,645
Retained deficit	(77,566)	(22,897)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(6,066)	19,153
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$11,902	$22,660

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Revenues:
Professional service revenues	$29,250	$56,250
Client expense reimbursement	12,819	15,767
Total Revenues	42,069	72,017

Cost of revenues	262	857
Cost of revenues from a related party	12,500	28,250
Gross Profit	29,307	42,910

Operating expenses:
Marketing and sales	2,835	2,835
Stock based compensation	-	8,400
General and administrative	15,431	57,093
General and administrative costs from a related party	2,500	29,250
Total operating expenses	20,766	97,578

Income (loss) from operations	8,541	(54,669)

Income (loss) before taxes	8,541	(54,669)
Income tax provision	0	0

Net income (loss) applicable to common shareholders	$8,541	$(54,669)

Net income (loss) per share - basic and diluted	$0.00	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	4,230,000	4,193,096

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 29, 2013)
THROUGH JUNE 30, 2014 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception, July 29, 2013	-	$-	0	$-	$-	$-	$-	$-

Issuance of common stock			3,946,000	395	56,905	(20,000)		37,300
Issuance of common stock for services			95,000	10	4,740			4,750
Net loss for period							(22,897)	(22,897)

Balance September 30, 2013	-	$-	4,041,000	$405	$61,645	$(20,000)	$(22,897)	$19,153

Issuance of common stock			21,000	2	1,048			1,050
Issuance of common stock for services			168,000	17	8,383			8,400
Payment of subscription receivable						20,000		20,000
Net loss for period							(54,669)	(54,669)

Balance June 30, 2014	-	$-	4,230,000	$424	$71,076	$-	$(77,566)	$(6,066)

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

Nine Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,669)
Adjustments to reconcile net loss to cash used in operating activities:

Stock based compensation	8,400

Change in operating assets and liabilities:
Accounts payable and accrued expenses	14,461
Income tax payable	-
Net cash used in operating activities	$(31,808)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,050
Net cash provided by financing activities	$21,050

NET (DECREASE) INCREASE IN CASH	(10,758

CASH AND CASH EQUIVALENTS at beginning of period	22,660
CASH AND CASH EQUIVALENTS at end of period	$11,902

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-
Income Taxes	$-

Supplemental schedule of non-cash investing and financing activities
Stock based compensation	$8,400

The accompanying notes to financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
NOTES TO INTERIM FINANCIAL STATEMENTS

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $77,566 and has a working capital deficit of $6,066 at June 30, 2014. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2014. Actual results could differ from those estimates made by management.

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

4. Income Taxes

The provision for income taxes for the three and nine months ended June 30, 2014 was as follows (assuming a 15% effective tax rate):

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014

Current Tax Provision:
Federal-State-Local	$-	$-
Taxable Income	-	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal	$-	$-
Loss carry-forwards	(1,281)	8,200
Change in valuation allowance	1,281	(8,200)

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of June 30, 2014 as follows:

Loss carry-forwards	$11,635
Less - valuation allowance	(11,635)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2014, the Company had approximately $77,566 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.   OCBSG is owned by William Schloth, the Company’s CEO, and husband of the majority shareholder MLH.   The Agreement provides for a monthly consulting fee of $5,000.  The Agreement may be terminated by either party at any time.   As of June 30, 2014, no amount was due to OCBSG.     The Company has reflected this arrangement in the statement of operation as related party expenses.  For the nine months ended June 30, 2014 the company has paid out $57,500 under the Agreement.  Of that amount, $29,250 and $28,250 have been allocated to operating expenses and cost of revenue, respectively.

6. Subsequent Events

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

We believe that there is increased attention to and awareness of Risk Mitigation needs and related challenges.

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

Results of Operations

Summary of Key Results

For the unaudited three month period ending June 30, 2014

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2014 was $42,069.   Revenues are from professional services and include three current clients.

Cost of revenues for the three months ended June 30, 2014 was $12,762.   Cost of revenue included merchant account charges of $262 for the processing of credit cards.  The remaining amount, $12,500 was related party independent contractor labor costs for the delivery of the professional services.

Operating Expenses

Total operating expenses for the three months ended June 30, 2014 was $20,766.   That amount included $2,835 in sales and marketing expenses.  The remaining amount, primarily consisting of third-party legal and accounting fees and $2,500 of related party costs associated with general accounting and public reporting assistance.

For the unaudited nine month period ending June 30, 2014.

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2014 was $72,017.  Revenues are from professional services and included three current clients.   Two new client engagements were signed in the nine-month period ended June 30, 2014.

Cost of revenues for the nine months ended June 30, 2014 was $29,107.   Cost of revenue included merchant account charges of $857 for the processing of client credit cards.  The remaining amount, $29,250 was related party independent contractor labor costs for the delivery of the professional services.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2014 was $97,578.  That amount included $2,835 in sales and marketing expenses.  The remaining amount primarily consisting of third-party legal and professional fees and $28,250 of related party costs associated with general accounting and public reporting assistance. The Company also recorded $8,400 in stock-based compensation.

Liquidity and Capital Resources

At June 30, 2014, we had cash of $11,902 and a working capital deficit of $6,066.   Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $6,066 and an accumulated deficit of $77,566 as of June 30, 2014.

We had $31,808  in net cash used in operating activities for the nine month ended June 30, 2014.  This includes $54,669  in net losses.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $14,461 for the nine months lended through June 30, 2014, respectively.

We had $21,050 of net cash provided by financing activities for the nine months ended  June 30, 2014.

As of June 30, 2014, we did not have any fixed operating expenses.    However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

Dated: August 14, 2014	By:	//Christopher Neuert
Christopher Neuert
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
//Chris Neuert Chris Neuert	Chief Executive Officer, Chief Accounting Officer & Chairman	August 14, 2014