Form 10-K
period 2014-09-30
Compliance & Risk Management Solutions Inc.
filed 2015-01-13
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-192647
Commission file number

Compliance & Risk Management Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Main Street, New Egypt, NJ	08533
(Address of principal executive offices)	(Zip Code)

203.635.7600
Registrant’s telephone number, including area code

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
☑ Yes    ☐ No

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

Non-accelerated filter    ☐ (Do not check if a smaller reporting company) Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 13, 2015
Common Stock, $0.001 par value per share	4,230,000 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	Changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is presently no established public trading market for our shares of common stock.      On November 25, 2014, FINRA informed the Company that it had cleared the Company’s request to be quoted on the OTC Bulletin Board and OTC Link under the symbol CRMV.

Holders of Our Common Stock

As of the date of filing we had 40 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, telephone: (919) 481-4000.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.    Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Stock-Based Compensation:

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

(v)	make strategic targeted hires and acquisitions. We intend to hire new Recruiters and contract Consultants as demand for our services continues to grow and we identify talent in the marketplace;
(vi)	deepen our expertise in targeted industry practices by continuing to add talented search Candidates and Consultants;
(vii)	establish strategic partnerships and/or reseller relationships with GRC technology solution product and service providers;
(viii)	growth through acquisitions of other service providers and or technology products

Results of Operations

Summary of Key Results

For the twelve months ended September 30,  2014 versus the period from inception (July 29, 2013) through September 30,  2013

Revenues and Cost of Revenues

Total revenue for the twelve months ended September 30, 2014 versus the period from Inception (July 29, 2013) through September 30, 2013 were $102,951 and $2,000, respectively.    The increase was due to the acquisition of new clients and the longer measurement period.  Revenues are from professional services rendered.

Cost of revenues for the twelve months ended September 30, 2014 versus the period from inception (July 29, 2013) through September 30, 2013 were, $29,361 and $1,046, respectively.  Cost of revenue included merchant account charges of $1,111 and $46, respectively.  The remaining amount, $28,250 and $1,000, respectively were related party independent contractor labor costs for the delivery of the professional services.   The increases in costs where primarily due to the longer measurement period.

Operating Expenses

Total operating expenses for the twelve months ended September 30, 2014 versus the period from inception (July 29, 2013) through September 30, 2013, where $123,850 versus $23,601, respectively.    These amounts include $39,250 and $9,000, respectively, in related party independent contractor costs for accounting and financial reporting.    The amounts also included $8,400 and $4,750, respectively, in stock based compensation.   The remaining  amounts were primarily third party professional fees. The increase in costs where primarily due to the longer measurement period.

Liquidity and Capital Resources

At September 30, 2014, we had cash of $12,904  and a working capital deficit of $1,657.    Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $1,657 and an accumulated deficit of $73,157 as of September 30, 2014.

We had $30,806  and $14,640 in net cash used in operating activities for the twelve months ended September 30, 2014 and since Inception (July 29, 2013) through September 30, 2013, respectively.    These include $50,260  and $22,897 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $11,054 and $3,507 for the twelve months ended September 30, 2014 and since inception (July 29, 2013) period through September 30, 2013, respectively.

We had $21,050 and $37,300 of net cash provided by financing activities for the twelve months ended September 30, 2014 and since inception (July 29, 2013) through September 30, 2013, respectively.

As of September 30, 2014, we did not have any fixed operating expenses. However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2014 AND 2013

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Compliance & Risk Management Solutions Inc

We have audited the accompanying balance sheet of Compliance & Risk Management Solutions Inc as of September 30, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2014, and the period from July 29, 2013 (date of inception) through September 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compliance & Risk Management Solutions Inc as of September 30, 2014, and the results of its operations and its cash flows for the year ended September 30, 2014, and the period from July 29, 2013 (date of inception) through September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurring net losses since inception and has a working capital deficit as of September 30, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

[s] Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
January 13, 2015

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND 2013

ASSETS	2014	2014

CURRENT ASSETS:
Cash or cash equivalents	$12,904	$22,660
TOTAL CURRENT ASSETS	12,904	22,660

TOTAL ASSETS	$12,904	$22,660

LIABILIATIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,311	$3,257
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	14,561	3,507

TOTAL LIABILITIES	14,561	3,507

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Stock Subscriptions receivable	-	(20,000)
Common stock, $.0001 par value, 75,000,000 shares authorized,
4,230,000 and 4,041,000 shares issued and outstanding,
as of September 30, 2014 and 2013, respectively	424	405
Additional paid-in capital	71,076	61,645
Retained deficit	(73,157)	(22,897)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(1,657)	19,153
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$12,904	$22,660

The accompanying notes to financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND INCEPTION (JULY 29, 2013) THROUGH SEPTEMBER 30, 2013

	Twelve Months Ended September 30, 2014	From Inception (July 29, 2013) through September 30, 2013

Revenues:
Professional service revenues	$102,951	$2,000
Total Revenues	102,951	2,000

Cost of revenues	1,111	46
Cost of revenues from a related party	28,250	1,000
Gross Profit	73,590	954

Operating expenses:
Stock based compensation	8,400	4,750
General and administrative	76,200	9,851
General and administrative costs from a related party	39,250	9,000
Total operating expenses	123,850	23,601

Loss from operations	(50,260)	(22,647)

(Loss) before taxes	(50,260)	(22,647)
Income tax provision	-	250

Net (loss) applicable to common shareholders	$(50,260)	$(22,897)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	4,201,981	3,723,000

The accompanying notes to financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 29, 2013)
THROUGH SEPTEMBER 30, 2014

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception, July 29, 2013	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock			3,946,000	395	56,905	(20,000)		37,300
Issuance of common stock for services			95,000	10	4,740			4,750
Net loss for period	-	-					(22,897)	(22,897)
	-	-
Balance September 30, 2013	-	$-	4,041,000	$405	$61,645	$(20,000)	$(22,897)	$19,153

Subscription receivable payment						20,000		20,000
Issuance of common stock			21,000	2	1,048			1,050
Issuance of common stock for services			168,000	17	8,383			8,400
Net loss for period	-	-					(50,260)	(50,260)

Balance September 30, 2014	-	$-	4,230,000	$424	$71,076	$-	$(73,157)	$(1,657)

The accompanying notes to financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2014 AND FROM INCEPTION (JULY 29, 2013) THROUGH SEPTEMBER 30, 2013

	Twelve Months Ended September 30, 2014	From Inception (July 29, 2013) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(50,260)	$(22,897)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	8,400	4,750

Change in operating assets and liabilities:
Accounts payable and accrued expenses	11,054	3,257
Income tax payable	-	250
Net cash used in operating activities	$(30,806)	$(14,640)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable payment	20,000	-
Proceeds from Issuance of common stock	1,050	37,300
Net cash provided by financing activities	$21,050	$37,300

NET INCREASE(DECREASE) IN CASH	(9,756)	22,660

CASH AND CASH EQUIVALENTS at beginning of period	22,660	-
CASH AND CASH EQUIVALENTS at end of period	$12,904	$22,660

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Sale of stock for subscription receivable	$-	$20,000

The accompanying notes to financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
NOTES TO FINANCIAL STATEMENTS

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $73,157 and has a working capital deficit of $1,657 at September 30, 2014.  Accordingly, these factors reaise substantial doubt as to the Company’s ability to continue as a going concern.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2014.  Actual results could differ from those estimates made by management.

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

On November 26, 2013, the Company issued 168,000 shares of common stock to its legal counsel in consideration of services rendered in connection with the preparation of the Company’s registration statement on Form S-1 and counsel’s agreement to defer fees in connection therewith.   To value the share issuance the Company used the offering price of $0.05.  Such amount has been reflected as stock based compensation on the statement of operations.

4. Income Taxes

The provision for income taxes for the twelve months ended September 30, 2014 and period from inception (July 29, 2013) through September 30, 2014 was as follows (assuming a 15% effective tax rate):

	Twelve months ended September 30, 2014	From Inception (July 29, 2013) through September 30, 2013

Current Tax Provision:
Federal-State-Local	-	$250

Total current tax provision	$-	$250

Deferred Tax Provision (Benefit):
Federal	-	-
Loss carry-forwards	(7,539)	(3,435)
Change in valuation allowance	7,539	3,435

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of September 30, 2014 as follows:

Loss carry-forwards	$10,974
Less - valuation allowance	(10,974)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2014, the Company had approximately $73,157 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services.   OCBSG is owned by William Schloth, the Company’s CEO, and husband of the majority shareholder MLH.    The Agreement provides for a monthly consulting fee of $5,000.  The Agreement may be terminated by either party at any time.   As of September 30, 2014, no amount was due to OCBSG.     The Company has reflected this arrangement in the statement of operations as related party expenses.     For the twelve month period ended September 30, 2014, the Company reported a total of $67,500 for this expense.   Of which, $28,250 was reflected a s cost of revenue and $39,250 as operating expenses.

6.   Subsequent Events

The Company has evaluated its operations through January 13, 2015, the date of the financial statements were issued, and has determined that there are no material subsequent events that require disclosure in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2014.   Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2014 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2014, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2014.   This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2014, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Christopher Neuert	46	Director, President, CEO, Secretary, Treasurer and Chief Accounting Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Mr. Neuert has served as our President, Sole Director, CFO, CEO since August 31, 2013.   Mr. Neuert has been involved in the financial and management consulting business for over 10 years.    From 2009 through today, Mr. Neuert has spent most of his time advising insurance firms on sales management, agent recruiting and best practice compliance and operating processes and procedures.    During that time, Mr. Neuert acted as a recruiting manager, director of business development and client services and chief operating officer.   From 2005 through 2009, Mr. Neuert spent his time advising mortgage brokerage and title insurance firms on both front office sales strategy and back office compliance and operating procedures..    Mr. Neuert has been self-employed for the past ten years and also does some real estate development.

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is five.  In no event may we have less than one director.  Although we anticipate appointing additional directors in the future, as of the date hereof we have one director, Mr. Christopher Neuert. We considered Mr. Neuert’s prior financial and management consulting experience were important factors in concluding that he was qualified to serve as one of our directors.

Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

All directors will be reimbursed by us for any accountable expenses incurred in attending directors meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

As of the date hereof, we have not established any Board committees.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

2014 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the fiscal year ended September 30.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Christoper Neuert, President, CEO,	2014	--	--	--	--	--
CFO, director (since August 31, 2013)
	2013	--	--	4,750	--	4,750

(1)	We issued 95,000 shares to Mr. Neuert on August 31, 2013 for his services as our sole officer and director.

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

On August 31, 2013, we entered into an employment agreement with Christopher Neuert under which Mr. Neuert agreed to serve as President, Secretary, Treasurer and as a director.  The agreement has a 3-year term and may be extended at the option of the Company.   Under the terms of the Agreement we agreed to issue Mr. Neuert 95,000 shares of the Company’s common stock as compensation for his services thereunder.  Mr. Neuert will be entitled to cash compensation or other stock compensation as is mutually determined and agreed by the Company’s controlling stockholder, Mountain Laurel, Inc., provided, however, that it is understood and agreed that Mr. Neuert will take no cash compensation until such time as this prospectus is declared effective.  Under the Agreement, Mr. Neuert agreed to provide the Company executive office space free of charge until a period of at least 3-months after the date of this prospectus.  The Agreement provides for termination upon mutual agreement, by the Company at any time and by Mr. Neuert upon 30-day written notice.    Mr. Neuert agreed to a 1-year non-solicitation of customers and a 6-month non-solicitation of employees and independent contractors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of January 13, 2015 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.  As of January 13, 2015, we had 4,230,000 shares of common stock issued and outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Registration statement are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Beneficially Owned	Percentage Owned
Mountain Laurel Holding Inc. (2)	3,500,000	82.7%
Christopher Neuert (3)	198,000	4.7%
All directors and officers as a group (1 persons)	198,000	4.7%
_____________________
(1)	Unless otherwise stated, the address is 49 Main Street, New Egypt, NJ. 08533
(2)	The address is: 80 Mountain Laurel Road, Fairfield, CT 06824. Mary Ellen Schloth is the sole shareholder
(3)	Includes 3,000 shares held by Grace Neuert, Mr. Neuert’s spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have a consulting agreement dated August 1, 2013 with Ocean Cross Business Solutions Group LLC (“OCB”) under which OCB will provide certain general accounting, finance and assistances with the filing of this S1.   Through its contractors, as needed, OCB will also provide client delivery services for the Company.  Mr. William Schloth is the president and owner of OCB.    Mr. Schloth is the husband of the sole owner (Mary Ellen Schloth) of Mountain Laurel Holdings Inc., our majority shareholder.     Mrs. Schloth was the original officer and director of the Company from the period from inception (July 29, 2013) until August 31, 2013, at which time she was replaced by our current officer and director, Mr. Christopher Neuert.    During the period from inception July 29, 2013 through September 30, 2014 we recorded $77,500 for these various services.     At September 30, 2014 the Company did not owe any money to OCB for these services.

We believe that the foregoing transactions were in our best interests. Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended September 30, 2014	Since inception (7/29/13) through September 30, 2013

Audit Fees	$7,500	$5,000
All Other Fees	1,500	1,000

Total	$10,000	$7,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*	Filed along with this document

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

January 13, 2015	By:	/s/ CHRISTOPHER NEUERT
Christopher Neuert
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Christopher Neuert	Chief Executive Officer and Accounting Officer, Director	January 13, 2015
Christopher Neuert