Form 10-Q
period 2014-12-31
Compliance & Risk Management Solutions Inc.
filed 2015-02-23
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2014.

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

Issuer’s telephone number: 203-456-8088

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 23, 2015
Common Stock, $0.001 par value per share	4,230,000 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of December 31, 2014 (Unaudited) and September 30, 2014	F-1

Condensed Statements of Operations for the three months ended December 31, 2014 and 2013 (both unaudited)	F-2

Statements of Cash Flows for the three months ended December 31, 2014 and 2013 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2014 (UNAUDITED) AND SEPTEMBER 30, 2014

ASSETS
	12/31/14	9/30/14
CURRENT ASSETS:
Cash or cash equivalents	$9,304	$12,904
Due from shareholder	2,500	-
TOTAL CURRENT ASSETS	11,804	12,904

TOTAL ASSETS	$11,804	$12,904

LIABILIATIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,702	$14,311
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	15,952	14,561

TOTAL LIABILITIES	15,952	14,561

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 4,230,000 shares issued and outstanding, as of December 31, 2014 and September 30, 2014	424	424
Additional paid-in capital	71,076	71,076
Retained deficit	(75,648)	(73,157)
TOTAL STOCKHOLDERS' (DEFICIT)	(4,148)	(1,657)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$11,804	$12,904

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

Revenues:
Professional service revenues	$25,925	$6,750
Total Revenues	25,925	6,750

Cost of revenues	125	270
Cost of revenues from a related party	11,000	3,250
Gross Profit	14,800	3,230

Operating expenses:
Stock based compensation	-	8,400
General and administrative	13,291	28,353
General and administrative costs from a related party	4,000	24,250
Total operating expenses	17,292	61,003

Loss from operations	(2,491)	(57,773)

Loss before taxes	(2,491)	(57,773)
Income tax provision	-	-

Net loss applicable to common shareholders	$(2,491)	$(57,773)

Net (loss) per share - basic and diluted	$(0.00)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	4,230,000	4,119,692

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,491)	$(57,773)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,400

Change in operating assets and liabilities:
Due from shareholder	(2,500)	-
Accounts payable and accrued expenses	1,391	22,133
Net cash used in operating activities	$(3,600)	$(27,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	21,050
Net cash provided by financing activities	$-	$21,050

NET DECREASE IN CASH	(3,600)	(6,190)

CASH AND CASH EQUIVALENTS at beginning of period	12,904	22,660
CASH AND CASH EQUIVALENTS at end of period	$9,304	$16,470

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Stock based compensation	$-	$8,400

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $75,648 and has a working capital deficit of $4,148 at December 31, 2014. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

On March 6, 2014, the Company’s SEC Form S-1 filing was declared effective.   As of the date of this report, no capital has been raised as provided for under the Form S-1.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2014 and cumulative expenses from inception. Actual results could differ from those estimates made by management.

3. Common Stock

The Company is authorized to issue 75,000,000 shares of common stock and 15,000,000 preferred stock, both $0.001 par value. As of December 31, 2014 the Company had 4,230,000 common shares outstanding

4. Income Taxes

The provision for income taxes for the three months end December 31, 2014 was as follows (assuming a 15% effective tax rate):

Three Months Ended December 31, 2014

Current Tax Provision:
Total current tax provision	$-

Deferred Tax Provision:
Loss carry-forwards	(374)
Change in valuation allowance	374
Total deferred tax provision	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

The Company had deferred income tax asset as of December 31, 2014 as follows:

Loss carry-forwards	$11,347
Less - valuation allowance	(11,347)
Total net deferred tax assets	$-

As of December 31, 2014, the Company had approximately $75,648 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.     The Company’s tax returns from inception (July 29, 2013) are open to examination by the taxing authorities.

5. Related Party Loans and Transactions

Due from Shareholder.  In October 2014 the Company paid MLH, its major shareholder $2,500.  Such amount was repaid on February 17, 2015.

Affiliated Company Transactions

On August 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth the husband of the majority shareholder MLH. The Agreement provides for a monthly consulting fee of $5,000. The Agreement may be terminated by either party at any time. As of December 31, 2014, no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operation as related party expenses. For the three months ended December 31, 2014 and 2013, the Company has paid out $15,000 and $27,500, respectively.  For the period ended December 31, 2014 $5,000 and $11,000 have been allocated to operating expenses and cost of revenue, respectively. For the period ended December 31, 2013, $24,250 and $3,250 have been allocated to operating expenses and cost of revenue, respectively.

6. Subsequent Events

On February 13, 2015, Mountain Laurel Holdings, Inc. & Christopher Neuert sold all their shares in the company, 3,500,000 and 195,000, respectively.

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

Results of Operations

Summary of Key Results

For the unaudited three months ended December 31, 2014 versus 2013

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2014 versus the the three months ended December 31, 2013 were $25,925 and $6,750, respectively.   The increase was due to the acquisition of new clients.   Revenues are from professional services rendered.     For the three months ended December 31, 2014, 92% of the revenue was attributable to one customer.

Cost of revenues for the three months ended December 31, 2014 versus the three months ended December 31, 2013 were, $11,125 and $3,520, respectively.   Cost of revenue included merchant account charges of $125 and $270, respectively.  The remaining amount, $11,000 and $3,250, respectively were related party independent contractor labor costs for the delivery of the professional services.   The increases in costs where primarily due to additional work performed on new clients  acquired.

Operating Expenses

Total operating expenses for the three months ended December 31, 2014 versus the three months ended December 31, 2013, where $17,292 versus $61,003, respectively.    These amounts include $4,000 and $24,250, respectively, in related party independent contractor costs for accounting and financial reporting.    The amounts also included $0 and $8,400, respectively, in stock based compensation.   The remaining  amounts were primarily third party professional fees.  The decrease in costs where primarily due to less regulatory reporting work and legal fees.

Liquidity and Capital Resources

At December 31, 2014, we had cash of $9,304 and a working capital deficit of $4,148.   Since inception, we have raised $58,350 in equity capital.

We had a total accumulated deficit of $75,648 as of December 31, 2014.

We had $3,600 and $27,240 in net cash used in operating activities for the three month period ending December 31, 2014 and  2013, respectively.   These include $2,491 and $57,773 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $(1,109) and $22,133 for the three months ending December 31, 2014 and 2013, respectively.

We had $0, and $21,050 of net cash provided by financing activities for the three months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, we did not have any fixed operating expenses.    However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

Dated: February 23, 2015	By:	/s/ Christopher Neuert
Christopher Neuert
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Christopher Neuert	Chief Executive Officer, Chief Accounting Officer & Chairman	February 23, 2015