Form 10-Q
period 2015-03-31
Compliance & Risk Management Solutions Inc.
filed 2015-05-21
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2015.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-  192647

Compliance & Risk Management Solutions Inc.
 (Exact name of registrant in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Main Street, New Egypt, NJ	08533
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding March 15th, 2015
Common Stock, $0.001 par value per share	4,230,000 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of March 31, 2015 (Unaudited) and September 30, 2014	F-1

Condensed Statements of Operations for the three and six months ended March 31, 2015 and 2014 (unaudited)	F-2

Statements of Cash Flows for six months ended March 31, 2015 and 2014 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2015 (UNAUDITED) AND SEPTEMBER 30, 2014

ASSETS
	March 31, 2015	September 30, 2014
CURRENT ASSETS:
Cash or cash equivalents	$-	$12,904
TOTAL CURRENT ASSETS	-	12,904

TOTAL ASSETS	$-	$12,904

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$14,311
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	250	14,561

TOTAL LIABILITIES	250	14,561

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 4,230,000 shares issued and outstanding, as of March 31, 2015 and September 30, 2014	424	424
Additional paid-in capital	95,777	71,076
Retained deficit	(96,451)	(73,157)
TOTAL STOCKHOLDERS' (DEFICIT)	(250)	(1,657)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$12,904

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

Revenues:
Professional service revenues	$6,000	$20,250	$30,500	$27,000
Client expense reimbursement	543	2,949	1,969	2,949
Total Revenues	6,543	23,199	32,469	29,949

Cost of revenues	40	325	165	595
Cost of revenues from a related party	3,500	12,500	14,500	15,750
Gross Profit	3,003	10,374	17,804	13,604

Operating expenses:
Stock based compensation	-	-	-	8,400
General and administrative	13,979	13,309	27,271	41,663
General and administrative costs from a related party	9,827	2,500	13,827	26,750
Total operating expenses	23,806	15,809	41,098	76,813

(Loss) from operations	(20,803)	(5,435)	(23,294)	(63,209)

Net (loss) applicable to common shareholders	$(20,803)	$(5,435)	$(23,294)	$(63,209)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted number of shares outstanding -
Basic and diluted	4,230,000	4,230,000	4,230,000	4,174,541

The accompanying notes to condensed financial statements are an integral part of these statements.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(23,294)	(63,209)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,400

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(14,311)	18,832
Net cash used in operating activities	(37,605)	(35,977)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	21,050
Loan from shareholder	24,701	-
Net cash provided by financing activities	24,701	21,050

NET DECREASE IN CASH	(12,904)	(14,927)

CASH AND CASH EQUIVALENTS at beginning of period	12,904	22,660
CASH AND CASH EQUIVALENTS at end of period	-	7,733

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

Supplemental schedule of non-cash investing and financing activities
Stock based compensation	-	8,400
Forgiveness of loan from shareholder	24,701	-

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

Subsequent to the change in control on February 25th, 2015, the new Director John Nettlefold has decided to transition the company from business technology to advertising technology. The focus of the business moving forward is connecting advertisers and/or agencies to place advertisements to relevant content and website owners globally in a real-time, in-play environment with digital online advertising.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $96,451 and has a working capital deficit of $250 at March 31, 2015. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds or raise additional capital through equity or debt financings.  However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Prior to February 13, 2015

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015  the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2015. Actual results could differ from those estimates made by management.

Significant Customers

For the six months ended March 31, 2015, the Company had one customer that represented 94% of the Company's total revenues. For the six months ended March 31, 2014, the Company had three customers that represented 60%, 18% and 18% of total revenues.

3. Common Stock

The Company is authorized to issue 75,000,000 shares of common stock and 15,000,000 preferred stock, both $0.001 par value. As of March 31, 2015 the Company had 4,230,000 common shares outstanding

On February 13, 2015, Mountain Laurel Holdings, Inc. & Christopher Neuert sold all of their shares in the Company, 3,500,000 and 195,000 respectively to John Nettlefold.
4. Income Taxes

The provision for income taxes for the six months end March 31, 2015 was as follows (assuming a 15% effective tax rate):

Six Months Ended December 31, 2014

Current Tax Provision:
Total current tax provision	$-

Deferred Tax Provision:
Loss carry-forwards	(3,494)
Change in valuation allowance	3,494
Total deferred tax provision	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2015 eecause it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

The Company had deferred income tax asset as of March 31, 2015 as follows:

Loss carry-forwards	$14,468
Less - valuation allowance	(14,468)
Total net deferred tax assets	$-

As of March 31, 2015, the Company had approximately $96,451 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

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

5. Related Party Loans and Transactions

On August 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth the husband of the previous majority shareholder MLH. The Agreement provided for a monthly consulting fee of $5,000. The Agreement was mutually and satisfactorily terminated by the parties as of February 24th, 2015, no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operation as related party expenses. For the six months ended March 31, 2015 and 2014, the Company has paid out $28,327 and $42,500, respectively.  For the six months ended March 31, 2015, $14,500 and $13,827 have been allocated to operating expenses and cost of revenue, respectively.

6. Other Matters

On February 25, 2015 the majority of the shareholders voted in John Nettlefold as Director & CEO, as per the 8K filed March 3, 2015.

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

Our Company

We have been a corporate governance, risk and compliance management (“GRC” or “Risk Mitigation”) business services  and technology solutions (“GRC Solutions”) firm. Subsequent to the change in control on February 25th, 2015, the new Director John Nettlefold has decided to transition the company from business technology to advertising technology. The focus of the business moving forward is connecting advertisers and/or agencies to place advertisements to relevant content and website owners globally in a real-time, in-play environment with digital online advertising. Our plan is to utilize our proprietary effective technology with real time, In-play advertising including Drift-in Ads™ image or text layer ads with 0-75% transparency on screen; Access online game players within the game while its being played, online video watchers, or TV viewers; Ad management platform with up to the second statistics on in-play users, ad-planning, reporting; Pay Per Drift advertising metrics.

We believe that for publishers and content owners this can translate into New revenue stream for content publishers; Allow advertisers to target your players/viewers live in-play with Drift-in Ads™; Monetize otherwise 'dead' advertising space. Never leave revenue opportunities on the table again and attract relevant highly targeted advertising delivered in less than 500ms to their networks. We believe that our position specific and industry specialization enables us to better understand our clients’ culture, operations, business strategies and industries.

General Trends in the Industry

We believe Digital Online advertising has become somewhat stagnant, continuing to utilize redundant and technologically outdated models. We believe that we offer a proven and highly innovative technological approach for encompassing a wider audience with smarter metrics. Based upon these trends we believe there exists a significant opportunity to help both small and large organizations build and support effective and cost efficient Digital Online advertising framework.

Our Growth Strategy

Our goal is to be a leading provider of comprehensive, industry and position-focused, Digital Online advertising solutions through the following strategies:

Revolutionary and highly effective technology with real time, In-play advertising

■ Drift-in Ads™ image or text layer ads with 0-75% transparency on screen

■ Access online game players within the game while its being played, online video watchers, or TV viewers

■ Ad management platform with up to the second statistics on in-play users, ad-planning, reporting and more

■ Pay Per Drift advertising metric

For publishers and content owners

■ New revenue stream for content publishers

■ Allow advertisers to target your players/viewers live in-play with Drift-in Ads™

■ Monetize otherwise 'dead' advertising space. Never leave revenue opportunities on the table again

■ Relevant highly targeted advertising delivered in less than 500ms to their network

■ Multiple new ad sizes including: 75x200, 125x50, and 250x100

Our Focus

Our initial industry focus is on online advertisers, publishers, content owners and media buyers.  We believe that the increasing attention being given to the need for online advertising along with our innovative & technologically sophisticated approach will lead to a significant opportunity to help both small and large organizations build and support effective and cost efficient Digital Online advertising frameworks.

Results of Operations

Summary of Key Results

For the unaudited three months ended March 31, 2015 versus 2014

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2015 versus the the three months ended March 31, 2014 were $6,543 and $23,199, respectively.   The decrease was due to the loss of clients and revisions to the Company’s business plans.

Cost of revenues for the three months ended March 31, 2015 versus the three months ended March 31, 2014 were, $3,540 and $12,825, respectively.   Cost of revenue included merchant account charges of $40 and $325, respectively.  The remaining amount, $3,500 and $12,500, respectively were related party independent contractor labor costs for the delivery of the professional services.   The decrease in costs where due to loss of clients and revisions to business plans

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 versus the three months ended March 31, 2014, where $23,806 versus $15,809, respectively.    These amounts include $9,827 and $2,500, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining  amounts were primarily third party professional fees.  The increase in costs where primarily due to additional professional fees.

Summary of Key Results

For the unaudited six months ended March 31, 2015 versus 2014

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2015 versus the the six months ended March 31, 2014 were $32,469 and $29,949, respectively.

Cost of revenues for the six months ended March 31, 2015 versus the six months ended March 31, 2014 were, $14,665 and $16,345, respectively.     Cost of revenue included merchant account charges of $165 and $595, respectively.  The remaining amount, $14,500 and $15,750, respectively were related party independent contractor labor costs for the delivery of the professional services.

Operating Expenses

Total operating expenses for the six months ended March 31, 2015 versus the six months ended March 31, 2014, where $41,098 versus $76,813, respectively.    These amounts include $13,827 and $26,750, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining  amounts were primarily third party professional fees.  The decrease in costs relate primarily to the revisions to the Company’s business plans.

Liquidity and Capital Resources

At March 31, 2015, we had cash of $0 and a working capital deficit of $250.   Since inception, we have raised $58,350 in equity capital.

We had a total accumulated deficit of $96,451 as of March 31, 2015.

We had $37,605 and $35,977 in net cash used in operating activities for the six month period ending March 31, 2015 and  2014, respectively.     These include $23,294 and $63,209 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $(14,311) and $18,832 for the six months ending March 31, 2015 and 2014, respectively.

We had $24,701, and $21,050 of net cash provided by financing activities for the six months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, we did not have any fixed operating expenses.    However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities.  Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Consulting Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

31.1 *	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1 *	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC

Dated: May 20, 2015	By:	/s/ John Nettlefold
John Nettlefold
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ John Nettlefold	Chief Executive Officer, Chief Accounting Officer & Chairman	May 20, 2015