Form 10-Q
period 2015-06-30
Nukkleus Inc.
filed 2015-09-14
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2015.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-192647

Nukkleus Inc.
 (Exact name of registrant in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3324 West University Avenue, Suite 120, Gainesville, Fla 32607	08533
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 800 604-1724

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding September 11, 2015
Common Stock, $0.001 par value per share	4,230,000 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

NUKKLEUS INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2015 (UNAUDITED) AND SEPTEMBER 30, 2014

ASSETS
	6/30/15	9/30/14
CURRENT ASSETS:
Cash or cash equivalents	$-	$12,904
TOTAL CURRENT ASSETS	-	12,904

TOTAL ASSETS	$-	$12,904

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,297	$14,311
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	8,547	14,561

TOTAL LIABILITIES	8,547	14,561

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized,
4,230,000 shares issued and outstanding,
as of June 30, 2015 and September 30, 2014	424	424
Additional paid-in capital	95,777	71,076
Retained deficit	(104,748)	(73,157)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,547)	(1,657)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$12,904

The accompanying notes to condensed financial statements are an integral part of these statements.

NUKKLEUS INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014

Revenues:
Professional service revenues	$-	$29,250	$30,500	$56,250
Client expense reimbursement	-	12,819	1,969	15,767
Total Revenues	-	42,069	32,469	72,017

Cost of revenues	-	262	165	857
Cost of revenues from a related party	-	12,500	14,500	28,250
Gross Profit	-	29,307	17,804	42,910

Operating expenses:
Marketing and sales		2,835	-	2,835
Stock based compensation	-	-	-	8,400
General and administrative	8,297	15,431	35,568	57,093
General and administrative costs from a related party	-	2,500	13,827	29,250
Total operating expenses	8,297	20,766	49,395	97,578

Income (loss) from operations	(8,297)	8,541	(31,591)	(54,669)

Net income (loss) applicable to common shareholders	$(8,297)	$8,541	$(31,591)	$(54,669)

Net (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.03)

Weighted number of shares outstanding -
Basic and diluted	4,230,000	4,230,000	4,230,000	4,193,096

The accompanying notes to condensed financial statements are an integral part of these statements.

NUKKLEUS INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(31,591)	(54,669)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,400

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(6,014)	14,461
Net cash used in operating activities	(37,605)	(31,808)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	21,050
Loan from shareholder	24,701	-
Net cash provided by financing activities	24,701	21,050

NET DECREASE IN CASH	(12,904)	(10,758)

CASH AND CASH EQUIVALENTS at beginning of period	12,904	22,660
CASH AND CASH EQUIVALENTS at end of period	0	11,902

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

Supplemental schedule of non-cash investing and financing activities
Stock based compensation	-	8,400
Forgiveness of loan from shareholder	24,701	-

The accompanying notes to financial statements are an integral part of these statements.

NUKKLEUS INC.
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Nukkleus Inc. (the “Company”), formed on July 29, 2013, is engaged in providing corporate governance, compliance and risk management (“GRC” or “Risk Mitigation”) business services and technology solutions (“GRC Technology”). The Company’s GRC Solutions bring people, process and software tools to help clients more effectively and cost efficiently handle their Risk Mitigation efforts.

Subsequent to the change in control on February 25th, 2015, the new Director John Nettlefold decided to transition the company from business technology to advertising technology. However, management has decided that many of the underlying factors of Mr. Nettlefold’s business would not be feasible as presented. As such the Company is now reviewing several possibilities within the technology arena.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $104,748 and has a working capital deficit of $8,547 at June 30, 2015. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Revenue Recognition

Prior to February 13, 2015, the Company derives its revenue from the sale of general compliance and risk management consulting services (professional services revenue).   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2015.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2015  the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity - Base d   Payment s   t o   Non - Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2015. Actual results could differ from those estimates made by management.

Significant Customers

For the nine months ended June 30, 2015, the Company had one customer that represented 94% of the Company's total revenues. For the nine months ended June 30, 2014, the Company had one customer that represented 80% of total revenues.

3. Common Stock

The Company is authorized to issue 75,000,000 shares of common stock and 15,000,000 preferred stock, both $0.001 par value. As of June 30, 2015 the Company had 4,230,000 common shares outstanding

On February 13, 2015, Mountain Laurel Holdings, Inc. & Christopher Neuert sold all of their shares in the Company, 3,500,000 and 195,000 respectively to John Nettlefold.

4. Income Taxes

The provision for income taxes for the nine months end June 30, 2015 was as follows (assuming a 15% effective tax rate):

Nine Months Ended June 30, 2015

Current Tax Provision:	-
Total current tax provision	$-

Deferred Tax Provision:
Loss carry-forwards	-
Change in valuation allowance
Total deferred tax provision	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

The Company had deferred income tax asset as of June 30, 2015 as follows:

Loss carry-forwards	$15,712
Less - valuation allowance	(15,712)
Total net deferred tax assets	$-

 As of June 30, 2015, the Company had approximately $104,748 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.     The Company’s tax returns from inception (July 29, 2013 and 2014) are open to examination by the taxing authorities.

5. Related Party Loans and Transactions

On August 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth the husband of the previous majority shareholder MLH.  The Agreement provided for a monthly consulting fee of $5,000. The Agreement was mutually and satisfactorily terminated by the parties as of February 24 th , 2015, no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operation as related party expenses.  For the nine months ended June 30, 2015, $2,500 and $12,500 have been allocated to operating expenses and cost of revenue, respectively. For the nine months ended June 30, 2014, $13,827 and $14,500 have been allocated to operating expenses and cost of revenue, respectively.

6. Other Matters

On February 25, 2015 the majority of the shareholders voted in John Nettlefold as Director & CEO, as per the 8K filed March 3, 2015.

7.  Subsequent Events

It became apparent to management that Mr. Nettlefold’s business plans could not be effectuated as envisioned. As such, the previous Merger Agreement between Nukkleus Inc. and the Company of May 23rd, 2015 was Rescinded on July 26th, 2015. Mr. Nettlefold tendered his Resignation on August 17th, 2015. On August 24th, the majority of the Shareholders elected Mr. Peter Maddocks as Director of the Company.

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

Our Company

We have been a risk and compliance management and technology solutions firm.   Subsequent to the change in control on August 24th, 2015, the new Director Mr. Maddocks has concluded that Mr. Nettlefold’s business plans would could not be effectively operable, and as such is currently in the process of reviewing several business options to pursue.

Results of Operations

Summary of Key Results

For the unaudited three months ended June 30, 2015 versus 2014

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2015 versus the three months ended June 30, 2014 were $0 and $42,069, respectively.   The decrease was due to the loss of clients and revisions to the Company’s business plans.

Cost of revenues for the three months ended June 30, 2015 versus the three months ended June 30, 2014 were, $0 and $12,762, respectively.   Cost of revenue included merchant account charges of $0 and $262, respectively.  The remaining amount, $0 and $12,500, respectively were related party independent contractor labor costs for the delivery of the professional services.   The decrease in costs where due to loss of clients and revisions to business plans

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 versus the three months ended June 30, 2014, where $8,297 versus $97,578, respectively.    These amounts include $0 and $2,500, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining amounts were primarily third party professional fees.  The increase in costs where primarily due to additional professional fees.

Summary of Key Results

For the unaudited nine months ended June 30, 2015 versus 2014

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2015 versus the the nine months ended June 30, 2014 were $32,469 and $72,017, respectively. The decrease was due to the loss of clients and revisions to the company’s business plans.

Cost of revenues for the nine months ended June 30, 2015 versus the nine months ended June 30, 2014 were, $14,665 and $29,107, respectively.     Cost of revenue included merchant account charges of $165 and $857, respectively.  The remaining amount, $14,500 and $28,250, respectively were related party independent contractor labor costs for the delivery of the professional services. The decrease was due to the loss of clients and revisions to the company’s business plans.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2015 versus the nine months ended June 30, 2014, where $49,395 versus $97,578, respectively.    These amounts include $13,827 and $29,250, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining amounts were primarily third party professional fees.  The decrease in costs relate primarily to the revisions to the Company’s business plans.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $0 and a working capital deficit of $8,547.   Since inception, we have raised $58,350 in equity capital.

We had a total accumulated deficit of $104,748 as of June 30, 2015.

We had $37,605 and $31,808 in net cash used in operating activities for the nine month period ending June 30, 2015 and  2014, respectively.     These include $31,591 and $54,669 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $(6,014) and $14,461 for the nine months ending June 30, 2015 and 2014, respectively.

We had $24,701, and $21,050 of net cash provided by financing activities for the nine months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, we did not have any fixed operating expenses. However, over the next twelve months we expect to hire employees to perform administrative and operating activities.   Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.    However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

With respect to shares issued for services, our board of directors determines the value of the services provided and authorizes the issuance of shares based upon the fair market value of our shares, though no such shares have been issued during this Quarter.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Resignation of John Nettlefold
3.2*	Shareholders Resolution for New Director
3.3*	Rescission of Merger Agreement
31.1 *	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1 *	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: September 11, 2015	By:	/s/ Peter Maddocks
Mr. Peter Maddocks
Chief Executive Officer, Chief Accounting Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Peter Maddocks	Chief Executive Officer, Chief Accounting Officer & Director	September 11, 2015