Form 10-K
period 2015-09-30
Nukkleus Inc.
filed 2016-02-03
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-192647
Commission file number

Nukkleus Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3324 West University Ave, Suite 120, Gainesville, FL	32609
(Address of principal executive offices)	(Zip Code)

800-604-1724
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001

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

Non-accelerated filter ☐                                                                (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __  No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 3rd, 2016
Common Stock, $0.0001 par value per share	166,535,100 shares

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;
•	economic, competitive, business and other conditions in our local and regional markets;
•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in our industry;
•	Changes in our business and growth strategy, capital improvements or development plans;
•	the availability of additional capital to support development; and
•	other factors discussed elsewhere in this annual report.

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

PART I

Item 1. Business.

Nukkleus Inc (formerly Compliance & Risk Management Solutions Inc) (the “Company”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.   The Company was organized to engage in the business of providing corporate governance, compliance and risk management business services and technology solutions. On February 25th, 2015, John Nettlefold closed a transaction in which he purchased a total of 137,795,000 shares of restricted stock of the Company, representing 88% of the shares in the Company from Mountain Laurel Holdings.    At the same time, Mr. Christopher Neuert, the former Director resigned his position at that time and the shareholders of the company elected Mr. Nettlefold as Director of the Company.  Subsequent to the change in control on February 25th, 2015, the new Director John Nettlefold decided to transition the company from business technology to advertising technology. By late July, management had decided that many of the underlying factors of Mr. Nettlefold’s business would not be feasible as presented.  As such, on July 26th, 2015, the previous Merger Agreement was rescinded.

Since this rescission, the Company has been conducting due diligence and reviewing several possibilities within the technology arena.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 25, 2014, FINRA informed the Company that it had cleared the Company’s request to be quoted on the OTC Bulletin Board and OTC Link under the symbol CRMV.  Since then, the Company had one trade $0.10 which is the price of the stock as of the date of this report.

Holders of Our Common Stock

As of the date of filing we had 17 shareholders of our common stock.

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

Recent Sales of Unregistered Securities

On February 25th, 2015, Mr. John Nettlefold closed a transaction in which he purchased a total of 137,795,000 shares of restricted stock of the Company, representing 88% of the shares in the Company from Mountain Laurel Holdings.

On July 27th, 2015, Charms Investments, Inc. closed a transaction in which it acquired the majority restricted block from the Director John Nettlefold, representing 88% of the company’s shares.

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

Overview

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities.  Our CEO is exploring such options.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred net operating losses of $118,333 from inception though September 30, 2015 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Results of Operations

Summary of Key Results

For the year ended September 30, 2015 versus September 30, 2014

Revenues and Cost of Revenues

Total revenue for the year ended September 30, 2015, versus September 30, 2014 were $32,469 and $102,951, respectively.    Revenues are from professional services rendered. The decrease in revenue was due to loss of clients and revisions to the Company’s business plan.

Cost of revenues for the year ended September 30, 2015 versus September 30, 2014 were, $14,665 and $29,361, respectively.  Cost of revenue included merchant account charges of $165 and $1,111, respectively. The remaining amount, $14,500 and $28,250, respectively were related party independent contractor labor costs for the delivery of the professional services.   The decrease in costs was due to loss of clients and revisions to the Company’s business plan.

Operating Expenses

Total operating expenses for the year ended September 30, 2015 versus September 30, 2014, where $62,980 versus $123,850, respectively.    These amounts include $13,827 and $39,250, respectively, in related party independent contractor costs for accounting and financial reporting.   The amounts also included $0 and $8,400, respectively, in stock based compensation.   The remaining amounts were primarily third party professional fees. The decrease in costs where primarily due to revisions to the Company’s business plan.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $0 and a working capital deficit of $22,132.    Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $22,132 and an accumulated deficit of $118,333 as of September 30, 2015.

We had $59,487 and $30,806 in net cash used in operating activities for the years ended September 30, 2015 and September 30, 2014, respectively.    These include $45,176 and $50,260 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $14,311 and $11,054 for the twelve months ended September 30, 2015 and September 30, 2014, respectively.

We had $46,583 and $21,050 of net cash provided by financing activities for the years ended September 30, 2015 and September 30, 2014, respectively.

As of September 30, 2015, we did not have any fixed operating expenses.

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

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC
(FORMERLY, COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

NUKKLEUS INC
(FORMERLY COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nukkleus, Inc. (FKA -Compliance & Risk Management Solutions Inc.)

We have audited the accompanying balance sheets of Nukkleus, Inc. (FKA -Compliance & Risk Management Solutions Inc.) as of September 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nukkleus, Inc. (FKA -Compliance & Risk Management Solutions Inc.) as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurring net losses since inception and has a working capital deficit as of September 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
February 3, 2016

NUKKLEUS INC
BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND 2014

ASSETS	2015	2014

CURRENT ASSETS:
Cash or cash equivalents	$-	$12,904
TOTAL CURRENT ASSETS	-	12,904

TOTAL ASSETS	$-	$12,904

LIABILIATIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$14,311
Due to Shareholder	21,882	-
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	22,132	14,561

TOTAL LIABILITIES	22,132	14,561

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized,
166,535,100 shares issued and outstanding,
as of September 30, 2015 and 2014, respectively	16,654	16,654
Additional paid-in capital	79,547	54,846
Retained deficit	(118,333)	(73,157)
TOTAL STOCKHOLDERS' (DEFICIT)	(22,132)	(1,657)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$12,904

The accompanying notes to financial statements are
an integral part of these statements.

NUKKLEUS INC
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	Year Ended September 30, 2015	Year Ended September 30, 2014

Revenues:
Professional service revenues	$32,469	$102,951
Total Revenues	32,469	102,951

Cost of revenues	165	1,111
Cost of revenues from a related party	14,500	28,250
Gross Profit	17,804	73,590

Operating expenses:
Stock based compensation	-	8,400
General and administrative	49,153	76,200
General and administrative costs from a related party	13,827	39,250
Total operating expenses	62,980	123,850

Loss from operations	(45,176)	(50,260)

(Loss) before taxes	(45,176)	(50,260)
Income tax provision	-	-

Net (loss) applicable to common shareholders	$(45,176)	$(50,260)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	166,535,100	165,431,985

The accompanying notes to financial statements are an integral part of these statements.

NUKKLEUS INC
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance September 30, 2013	-	$-	159,094,170	$15,909	$46,141	$(20,000)	$(22,897)	$19,153

Issuance of common stock			826,770	83	967			1,050
Issuance of common stock for services			6,614,160	661	7,738			8,400
Subscription receivable payment	-	-				20,000		-
Net loss for period	-	-					(50,260)	(50,260)
	-	-
Balance September 30, 2014	-	$-	166,535,100	$16,653	$54,846	$-	$(73,157)	$(1,657)

Forgiveness of shareholder loan	-	-			24,701			24,701
Net loss for period	-	-					(45,176)	(45,176)

Balance September 30, 2015	-	$-	166,535,100	$16,653	$79,547	$-	$(118,333)	$(22,132)

The accompanying notes to financial statements are an integral part of these statements.

NUKKLEUS INC
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	Year Ended September 30, 2015	Year Ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(45,176)	$(50,260)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Stock based compensation	-	8,400

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(14,311)	11,054
Net cash used in operating activities	$(59,487)	$(30,806)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable payment	-	20,000
Advances from shareholder	21,882	-
Expenses covered by seller	24,701	-
Proceeds from Issuance of common stock	-	1,050
Net cash provided by financing activities	$46,583	$21,050

NET DECREASE IN CASH	(12,904)	(9,756)

CASH AND CASH EQUIVALENTS at beginning of period	12,904	22,660
CASH AND CASH EQUIVALENTS at end of period	$-	$12,904

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Forgiveness of loan from shareholder	$24,701	-

The accompanying notes to financial statements are an integral part of these statements.

NUKKLEUS INC
NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Nukkleus Inc (formerly Compliance & Risk Management Solutions Inc) (the “Company”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.   The Company was organized to engaged in the business of providing corporate governance, compliance and risk management business services and technology solutions.  On February 25th, 2015, John Nettlefold closed a transaction in which he purchased a total of 137,795,000 shares of restricted stock of the Company, representing 88% of the shares in the Company from Mountain Laurel Holdings. At the same time, Mr. Christopher Neuert, the former Director resigned his position at that time and the shareholders of the company elected Mr. Nettlefold as Director of the Company.

Subsequent to the change in control on February 25th, 2015, the new Director John Nettlefold decided to transition the company from business technology to advertising technology. To this effect, on May 22nd, 2015, Mr. Nettlefold undertook a Merger between Nukkleus Inc., a Nevada entity and Compliance Risk & Management Solutions, Inc., a Delaware entity & former name of this Company

On July 2nd, 2015 the state of Delaware Approved Amendment of the Articles to increase the Authorized shares of the Company to 300,000,000. On July 6th, 2015, the state of Delaware approved the forward stock split at the ratio of 39.37:1. FINRA gave final approval for this forward stock split, name change and ticker symbol change from CRMV to the current NUKK on July 24th, 2015. All share amounts have been changed retroactively to reflect the forward stock split.

By late July, management had decided that many of the underlying factors of Mr. Nettlefold’s business would not be feasible as presented. As such, on July 26th, 2015, the previous Merger Agreement was rescinded.

On July 27th, 2015, Charms Investments, Inc. closed a transaction in which it acquired the majority restricted block from the Director John Nettlefold, representing 88% of the company’s shares.

On August 17th, 2015, Mr. Nettlefold resigned as Director of the Company, and on the same day the majority of the shareholders elected Mr. Peter Maddocks as Director of the Company. Since this transition, the Company has been conducting due diligence and reviewing several possibilities within the technology arena.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $118,333 and has a working capital deficit of $22,132 at September 30, 2015. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2015.

Revenue Recognition

Prior to February 13, 2015, the Company derived its revenue from the sale of general compliance and risk management consulting services (professional services revenue).   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2015 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2015.  Actual results could differ from those estimates made by management.

Significant Customers

For the year ended September 30, 2015, the Company had one customer that represented 94% of the Company's total revenues. For the year ended September 30, 2014, the Company had three customers that represented 60%, 18% and 18% of total revenues.

3. Common Stock

The Company is authorized to issue 300,000,000 shares of common stock and 15,000,000 preferred stock, both $0.0001 par value. As of September 30, 2015 the Company had 166,535,100 common shares outstanding.

On February 25, 2015, Mountain Laurel Holdings, Inc sold all of their shares in the Company, 150,899,300 to John Nettlefold.  On July 27, 2015, Charms Investment Inc purchase those shares from Mr. Nettlefold.

4. Income Taxes

The provision for income taxes for the years ended September 30, 2015 and 2014 was as follows (assuming a 15% effective tax rate):

	Year ended September 30, 2015	Year ended September 30, 2014

Current Tax Provision:
Federal-State-Local	-	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal	-	-
Loss carry-forwards	(6,534)	(7,539)
Change in valuation allowance	6,534	7,539

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of September 30, 2015 as follows:

Loss carry-forwards	$(17,426)
Less - valuation allowance	17,426

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended September 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2015, the Company had approximately $118,333 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   All periods since inception are still subject to examination.

5. Related Party Loans and Transactions

Ocean Cross Business Solutions Group LLC.

On August 1, 2013, the Company engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth, the husband of the former majority shareholder MLH. The Agreement provides for a monthly consulting fee of $5,000. The Agreement may be terminated by either party at any time. As of September 30, 2015, no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operations as related party expenses. For the year ended September 30, 2015, the Company reported a total of $28,237 for this expense. Of which, $14,500 was reflected as cost of revenue and $13,824 as operating expenses. The Agreement was terminated with the change of control.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2015 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2015, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2015.   This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2015, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

Directors and Executive Officers

Name	Age	Position
Peter Maddocks	59	Director, President, CEO, Secretary, Treasurer and Chief Accounting Officer
Christopher Neuert	46	Former Director, President, CEO, Secretary, Treasurer and Chief Accounting Officer

Set forth below is a brief description of the background and business experience of our current executive officers or directors.

Mr. Peter Maddocks, 59, is a Chartered Accountant who worked for KPMG before he entered the banking world as a financial controller with Citibank, ANZ, Abbey National and Grindlays. He spent several years in senior financial controller positions with Citibank private banking in London, as financial controller of Citibank Italy and South East Europe, based in Rome and with Citibank venture capitals emerging markets group.  Mr. Maddocks also currently serves as Director of two privately held property development companies in London

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is five.  In no event may we have less than one director.  Although we anticipate appointing additional directors in the future, as of the date hereof we have one director, Mr. Peter Maddocks.

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

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the year ended September 30, 2015

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Mr Petter Maddocks, President, CEO,	2015	--	--	--	--	--
CFO, director

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors for the year ended September 30, 2015.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

The Company currently has no employment agreements with its officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of February 3rd, 2016 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.  As of February 3rd, 2016, we had 166,535,100 shares of common stock issued and outstanding.

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

Name And Address	Beneficially Owned	Percentage Owned
Charms Investment Ltd (1)	150,899,300	82.79%
All directors and officers as a group (1 persons)	0	0%
_____________________

(1)	Charms investments has its address at 519 NW 60th St, Suite c, Gainesville, FL

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We had a consulting agreement dated August 1, 2013 with Ocean Cross Business Solutions Group LLC (“OCB”) under which OCB will provide certain general accounting, finance and assistances with the filing of this S1. Mr. William Schloth is the president and owner of OCB.  Mr. Schloth is the husband of the sole owner (Mary Ellen Schloth) of MHL., our former majority shareholder.  During the period from inception July 29, 2013 through September 30, 2015 we recorded $77,500 for these various services. At September 30, 2015 the Company did not owe any money to OCB for these services.  The contract was terminated as part of the change of control.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees billed to us for services performed for the:
	Year Ended September 30, 2015	Year Ended September 30, 2014

Audit Fees	$15,000	$14,000
All Other Fees	-	500

Total	$15,000	$14,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*	Filed along with this document

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS

Dated: February 3rd, 2016	By:	/s/Peter Maddocks
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Peter Maddocks	Chief Executive Officer and Accounting Officer, Director	February 3rd, 2016