Form 10-Q
period 2015-12-31
Nukkleus Inc.
filed 2016-03-15
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2015.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                              .

Commission file number: 333-192647

Nukkleus Inc
 (Exact name of registrant in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3324 West University Ave Gainesville, FL	32609
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 800-604-1724

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding March 11, 2016
Common Stock, $0.0001 par value per share	166,535,100 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of December 31, 2015 (Unaudited) and September 30, 2015	4

Condensed Statements of Operations for the three months ended December 31, 2015 and 2014 (unaudited)	5

Statements of Cash Flow for the three months ended December 31, 2015 and 2014 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

NUKKLEUS INC
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2015 (UNAUDITED) AND SEPTEMBER 30, 2015

ASSETS
	12/31/15	9/30/15
CURRENT ASSETS:
Cash or cash equivalents	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$-
Due to shareholder	21,882	21,882
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	22,132	22,132

TOTAL LIABILITIES	22,132	22,132

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized,
166,535,100 shares issued and outstanding,
as of December 31, 2015 and September 30, 2015	16,654	16,654
Additional paid-in capital	79,547	79,547
Retained deficit	(118,333)	(118,333)
TOTAL STOCKHOLDERS' (DEFICIT)	(22,132)	(22,132)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

NUKKLEUS INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Revenues:
Professional service revenues	$-	$25,925
Total Revenues	-	25,925

Cost of revenues	-	125
Cost of revenues from a related party	-	11,000
Gross Profit	-	14,800

Operating expenses:
General and administrative	-	13,291
General and administrative costs from a related party	-	4,000
Total operating expenses	-	17,291

Income (Loss) from operations	-	(2,491)

Income (loss) before taxes	-	(2,491)
Income tax provision	-	-

Net income (loss) applicable to common shareholders	$-	$(2,491)

Net (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted number of shares outstanding - Basic and diluted	166,535,100	166,535,100

The accompanying notes to condensed financial statements are an integral part of these statements.

NUKKLEUS INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss)	$-	$(2,491)

Change in operating assets and liabilities:
Due from shareholder	-	(2,500)
Accounts payable and accrued expenses	-	1,391
Net cash used in operating activities	-	(3,600)

NET DECREASE IN CASH	-	(3,600)

CASH AND CASH EQUIVALENTS at beginning of period	-	12,904
CASH AND CASH EQUIVALENTS at end of period	$-	$9,304

Supplemental disclosure of cash flow information
Cash paid for:
Interest	0.00	0.00
Income Taxes	0.00	0.00

The accompanying notes to financial statements are an integral part of these statements.

NUKKLEUS INC
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Nukkleus Inc (formerly Compliance & Risk Management Solutions Inc) (the “Company”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.   On February 25th, 2015, John Nettlefold closed a transaction in which he purchased a total of 3,500,000 shares of restricted stock of the Company, representing 88% of the shares in the Company from Mountain Laurel Holdings. At the same time, Mr. Christopher Neuert, the former Director resigned his position at that time and the shareholders of the company elected Mr. Nettlefold as Director of the Company.

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

On July 27th, 2015, Charms Investments, Inc. closed a transaction in which it acquired the majority restricted block from the Director John Nettlefold, representing 88% of the company’s shares, as seen on the 8K filed July 27th, 2015.

On August 17th, 2015, Mr. Nettlefold resigned as Director of the Company, and on the same day the majority of the shareholders elected Mr. Peter Maddocks as Director of the Company.  Since this transition, the Company has been conducting due diligence and reviewing several possibilities within the technology arena.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $118,333 and has a working capital deficit of $22,132 at December 31, 2015. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2015.  Actual results could differ from those estimates made by management.

3. Common Stock

The Company is authorized to issue 300,000,000 shares of common stock and 15,000,000 preferred stock, both $0.0001 par value. As of December 31, 2015 the Company had 166,535,100 common shares outstanding.

4. Income Taxes

The provision for income taxes for the three months end December 31, 2015 was as follows (assuming a 15% effective tax rate):

	Three Months Ended March 30, 2015	Three Months ended March 31, 2014

Current Tax Provision:
Federal-State-Local	-	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal	-	-
Loss carry-forwards	-	(374)
Change in valuation allowance	-	374

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of December 31, 2015 as follows:
Loss carry-forwards	$17,750
Less - valuation allowance	(17,750)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for year ended December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2015, the Company had approximately $118,333 in tax loss carry-forwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   All periods since inception are still subject to examination.

5. Related Party Loans and Transactions
Affiliated Company Transactions

On August 1, 2013, the Company has engaged the services (the "Agreement") of Ocean Cross Business Solutions Group LLC ("OCBSG"), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth the husband of the previous majority shareholder MLH. The Agreement provided for a monthly consulting fee of $5,000. The Agreement was mutually and satisfactorily terminated by the parties as of February 24th, 2015, no amount was due to OCBSG.  The Company has reflected this arrangement in the statement of operation as related party expenses. For the three months ended December 31st, 2015 and 2014, the Company has paid out $0 and $15,000, respectively.  For the three months ended December 31, 2015 and 2014, $4,000 and $11,000 have been allocated to operating expenses and cost of revenue, respectively.

6. Other Matters

There are no additional matters to be disclosed.

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

Results of Operations

Summary of Key Results

For the three months ended December 31, 2015 versus December 31, 2014

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2015, versus December 31, 2014 were $22,132 and $25,925, respectively.    Revenues are from professional services rendered.   The decrease in revenue was due to loss of clients and revisions to the Company’s business plan.

Cost of revenues for the three months ended December 31, 2015 versus December 31, 2014 were, $0 and $11,125, respectively.   Cost of revenue included merchant account charges of $0 and $125, respectively.  The remaining amount, $0 and $11,000, respectively were related party independent contractor labor costs for the delivery of the professional services.   The decrease in costs was due to loss of clients and revisions to the Company’s business plan.

Operating Expenses

Total operating expenses for the three months ended December 31, 2015 versus December 31, 2014, where $0 versus $17,291, respectively.    These amounts include $0 and $4,000, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining amounts were primarily third party professional fees. The decrease in costs where primarily due to revisions to the Company’s business plan.

Liquidity and Capital Resources

At December 31, 2015, we had cash of $0 and a working capital deficit of $0.    Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $22,132 and an accumulated deficit of $118,333 as of December 31, 2015.

We had $0 and ($3,600) in net cash used in operating activities for the three months ended December 31, 2015 and December 31, 2014, respectively.    These include $0 and $2,491 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $0 and $3,600 for the three months ended December 31, 2015 and September 30, 2014, respectively.

We had $0 and $0 of net cash provided by financing activities for the three months ended December 31, 2015 and December 31, 2014.

As of December 31, 2015, we did not have any fixed operating expenses.

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

NUKKLEUS INC

Dated: March 11, 2016	By:	/s/ Peter Maddocks
Peter Maddocks
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Peter Maddocks	Chief Executive Officer, Chief Accounting Officer & Chairman	March 11, 2016