Form 10-Q
period 2016-03-31
Nukkleus Inc.
filed 2016-05-20
CIK 1592782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended March 31, 2016.
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐     No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter    ☐                                                                                                       Accelerated filter ☐

Non-accelerated filter      ☐                                                                                                      Smaller reporting company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 20, 2016
Common Stock, $0.0001 par value per share	166,535,100 shares

SIGNATURES	14

PART I. Financial Information

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of March 31, 2016 (unaudited) and September 30, 2015	F-1

Condensed Statements of Operations for the three and six months ended March 31, 2016 and 2015 (unaudited)	F-2

Statements of Cash Flow for the six months ended March 31, 2016 and 2015 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

NUKKLEUS INC
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2016 (UNAUDITED) AND SEPTEMBER 30, 2015

ASSETS
	3/31/16	9/30/15
CURRENT ASSETS:
Cash or cash equivalents	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to shareholder	31,882	21,882
Accrued taxes	250	250
TOTAL CURRENT LIABILITIES	32,132	22,132

TOTAL LIABILITIES	32,132	22,132

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.00001 par value, 300,000,000 shares authorized, 166,535,100 shares issued and outstanding, as of March 31, 2016 and September 30, 2015	16,654	16,654
Additional paid-in capital	79,547	79,547
Retained deficit	(128,333)	(118,333)
TOTAL STOCKHOLDERS' (DEFICIT)	(32,132)	(22,132)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	-

The accompanying notes to condensed financial statements are an integral part of these statements.

NUKKLEUS INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Revenues:
Professional service revenues	$-	$6,000	$-	$30,500
Client expense reimbursement	-	543	-	1,969
Total Revenues	-	6,543	-	32,469

Cost of revenues	-	40	-	165
Cost of revenues from a related party	-	3,500	-	14,500
Gross Profit	-	3,003	-	17,804

Operating expenses:
General and administrative	10,000	13,979	10,000	27,271
General and administrative costs from a related party	-	9,827	-	13,827
Total operating expenses	10,000	23,806	10,000	41,098

(Loss) from operations	(10,000)	-20,803	(10,000)	-23,294

Net (loss) applicable to common shareholders	$(10,000)	$(20,803)	$(10,000)	$(23,294)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	165,535,100	165,535,100	165,535,100	165,535,100

The accompanying notes to condensed financial statements are an integral part of these statements.

NUKKLEUS INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss)	(10,000)	$(23,294)

Change in operating assets and liabilities:
Accounts payable and accrued expenses	-	(14,311)
Net cash used in operating activities	(10,000)	(37,605)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan from shareholder	10,000	24,701
Net cash provided by financing activities	10,000	24,701

NET DECREASE IN CASH	-	(12,904)

CASH AND CASH EQUIVALENTS at beginning of period	-	12,904
CASH AND CASH EQUIVALENTS at end of period	-	-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	0.00	0.00
Income Taxes	0.00	0.00

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $128,333 and has a working capital deficit of $32,132 at March 31, 2016.   Our ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.   The balance sheet at September 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.   The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered.  These financial statements should be read in conjunction with the financial statements and additional information as contained in our annual report on Form 10-K for the year ended September 30, 2015.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2016.

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

The Company recorded revenue as services were performed.   Invoicing was done at the beginning of each month for the services to be rendered that month.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2016 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2016.  Actual results could differ from those estimates made by management.

3. Common Stock

The Company is authorized to issue 300,000,000 shares of common stock and 15,000,000 preferred stock, both $0.0001 par value. As of March 31, 2016 the Company had 166,535,100 common shares outstanding.

On February 5, 2016, Charms Investments, Ltd. sold 146,535,140 shares of common stock to Currency Mountain Holdings LLC (“CMH”).   In addition, on the same date, CMH acquired 3,937,000 shares of common stock from a non-affiliate of the Company.    The aggregate purchase price paid by CMH was $145,000.

4. Income Taxes

The provision for income taxes for the six months end March 31, 2016 and 2015 were as follows (assuming a 15% effective tax rate):

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Current Tax Provision:
Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	(1,500)	(3,494)
Change in valuation allowance	1,500	3,494

Total deferred tax provision	$-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

Loss carry-forwards	$19,250
Less - valuation allowance	(19,250)

Total net deferred tax assets	$-

As of March 31, 2016, the Company had approximately $128,333 in tax loss carry-forwards that may be utilized (subject to possible limitations under IRS Code section 382) in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   All periods since inception are still subject to examination.

5. Subsequent events

On May 13, 2016, the Company entered into a Purchase & Sale Agreement with Currency Mountain Holdings Bermuda, Limited pursuant to which the Company agreed to acquire 100% of the outstanding securities of Nukkleus Limited, a Bermuda limited company (“Nukk Bermuda”) for $1.00, which closed on May 17, 2016.  Nukk Bermuda contained no assets or liabilities and has been dormant since inception and, as a result, such acquisition is deemed immaterial.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred net operating losses of $128,333 from inception though March 31, 2016 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Results of Operations

Summary of Key Results

For the three months ended March 31, 2016 versus March 31, 2015

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2016, versus March 31, 2015 were $0 and $6,543 respectively.    Revenues are from professional services rendered.   The decrease in revenue was due to loss of clients and revisions to the Company’s business plan.

Cost of revenues for the three months ended March 31, 2016 versus March 31, 2015 were, $0 and $3,540, respectively.   Cost of revenue included merchant account charges of $0 and $40, respectively.  The remaining amount, $0 and $3,500, respectively were related party independent contractor labor costs for the delivery of the professional services.   The decrease in costs was due to loss of clients and revisions to the Company’s business plan.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 versus March 31, 2015, where $10,000 versus $23,806, respectively.    These amounts include $0 and $9,827, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining amounts were primarily third party professional fees. The decrease in costs where primarily due to revisions to the Company’s business plan.

For the six months ended March 31, 2016 versus March 31, 2015

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2016, versus March 31, 2015 were $0 and $32,469, respectively.    Revenues are from professional services rendered.   The decrease in revenue was due to loss of clients and revisions to the Company’s business plan.

Cost of revenues for the six months ended March 31, 2016 versus March 31, 2015 were, $0 and $14,665, respectively.   Cost of revenue included merchant account charges of $0 and $165, respectively.  The remaining amount, $0 and $14,500, respectively were related party independent contractor labor costs for the delivery of the professional services.   The decrease in costs was due to loss of clients and revisions to the Company’s business plan.

Operating Expenses

Total operating expenses for the six months ended March 31, 2016 versus March 31, 2015, where $10,000 versus $41,098, respectively.    These amounts include $0 and $13,827, respectively, in related party independent contractor costs for accounting and financial reporting.   The remaining amounts were primarily third party professional fees. The decrease in costs where primarily due to revisions to the Company’s business plan.

Liquidity and Capital Resources

At March 31, 2016, we had cash of $0 and a working capital deficit of $32,132.    Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $32,132 and an accumulated deficit of $128,333 as of March 31, 2016.

We had ($10,000) and ($37,605) in net cash used in operating activities for the six months ended March 31, 2016 and March 31, 2015, respectively.    These include $10,000 and $23,294 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $0 and ($14,311) for the six months ended March 31, 2016 and 2015, respectively.

We had $10,000 and $24,701 of net cash provided by financing activities for the six months ended March 31, 2016 and March 31, 2015.

As of March 31, 2016, we did not have any fixed operating expenses.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

On February 5, 2016, Charms Investments, Ltd. sold 146,535,140 shares of common stock to Currency Mountain Holdings LLC (“CMH”).   In addition, on the same date, CMH acquired 3,937,000 shares of common stock from a non-affiliate of the Company.    The aggregate purchase price paid by CMH was $145,000.

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

NUKKLEUS INC

Dated: May 20, 2016	By:	/s/ Peter Maddocks
Peter Maddocks
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Peter Maddocks	Chief Executive Officer, Chief Accounting Officer & Chairman	May 20, 2016