Form 10-Q
period 2016-06-30
Nukkleus Inc.
filed 2016-08-16
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-192647

Nukkleus Inc

(Exact name of registrant in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Blvd, Jersey City, NJ	07310
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 212-791-4663

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

Large accelerated filter	☐	Accelerated filter ☐

Non-accelerated filter	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 15, 2016
Common Stock, $0.0001 par value per share	254,541,100 shares

2

PART I. Financial Information

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 (UNAUDITED) and September 30, 2015

	6/30/2016	9/30/2015
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Deposit on potential acquisition	1,055,559
Due from affiliate	2,400,000

TOTAL CURRENT ASSETS	3,455,559	-

TOTAL ASSETS	$3,455,559	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Due to affiliate	$2,370,000	$-
Due to shareholders	170,310	21,882
Accrued taxes	250	250
Accrued liabilities	20,011
TOTAL CURRENT LIABILITIES	2,560,571	22,132

Series A convertible preferred stock liability at $10 stated value; 100,000 shares issued and outstanding ($1,000,000 less discount of $45,105)	954,895

TOTAL LIABILITIES	3,515,466	22,132

Contingent Common Stock (24,156,000 shares issued and outstanding)	55,559

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, issued and outstanding (Nil)		-
Common stock, $.0001 par value, 900,000,000 shares authorized; 230,385,000 shares issued and outstanding, and 300,000 shares authorized, 166,535,100 shares issued and outstanding, as of June 30, 2016 and September 30, 2015, respectively	23,039	16,654
Additional paid-in capital	118,955	79,547
Retained deficit	(257,460)	(118,333)
TOTAL STOCKHOLDERS' (DEFICIT)	(115,466)	(22,132)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,455,559	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

June 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenues:
Service revenues from related parties	$2,400,000	$-	$2,400,000	$-
Professional service revenues				30,500
Client expense reimbursement	-	-	-	1,969
Total Revenues	2,400,000	-	2,400,000	32,469

Cost of revenues from a related party	2,370,000	-	2,370,000	14,500
Cost of revenues	-	-	-	165
Gross Profit	30,000	-	30,000	17,804

Operating expenses:
General and administrative	158,429	8,297	168,429	35,568
General and administrative costs from a related party	-		-	13,827

Total operating expenses	158,429	8,297	168,429	49,395

(Loss) from operations	(128,429)	(8,297)	(138,429)	(31,591)

Interest expense on preferred stock	(11)		(11)
Amortization of debt discount	(687)		(687)
Net (loss) attributable to common shareholders	$(129,127)	$(8,297)	$(139,127)	$(31,591)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	201,893,825	4,230,000	177,592,840	4,230,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED June 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss)	$(139,127)	$(31,591)

Amortization of debt discount	687	-

Adjustment to reconcile net (loss) to net cash used in operating activities:

Due to affiliates	2,370,000
Due from affiliates	(2,400,000)
Accounts payable and accrued expenses	20,012	(6,014)
Net cash used in operating activities	(148,428)	(37,605)

CASH FLOW FROM INVESTING ACTIVITIES:

Deposit on potential acquisition.	(1,000,000)	-

Net cash used in investing activities	(1,000,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of common stock	45,793
Issuance of preferred stock	954,207
Due to shareholders.	148,428	24,701
Net cash provided by financing activities	1,148,428	24,701

NET DECREASE IN CASH	-	(12,904)

CASH at beginning of period	-	12,904
CASH at end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	-	-

Supplemental schedule of non-cash investing and financing activities
Issuance of contingent common stock for potential acquisition	$55,559	$-
Forgiveness of loan from shareholder	-	24,701

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Nukkleus Inc. and subsidiary (formerly Compliance & Risk Management Solutions Inc) (the “Company”) was formed on July 29th, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.   On February 25th, 2015, John Nettlefold closed a transaction in which he purchased a total of 3,500,000 shares of restricted stock of the Company, representing 88% of the shares in the Company from Mountain Laurel Holdings. At the same time, Mr. Christopher Neuert, the former Director resigned his position at that time and the shareholders of the Company elected Mr. Nettlefold as Director of the Company.

Subsequent to the change in control on February 25th, 2015, the new Director John Nettlefold decided to transition the company from business technology to advertising technology. To this effect, on May 22nd, 2015, Mr. Nettlefold undertook a Merger between Nukkleus Inc., a Nevada entity and Compliance Risk & Management Solutions, Inc., a Delaware entity & former name of this Company

On July 2nd, 2015 the State of Delaware approved an Amendment of the Articles to increase the Authorized shares of the Company to 300,000,000. On July 6th, 2015, the state of Delaware approved the forward stock split at the ratio of 39.37:1. Finra gave final approval for this forward stock split, name change and ticker symbol change from CRMV to the current NUKK on July 24th, 2015.

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

On February 5th, 2016, Charms Investments, Ltd, a non-affiliated company, sold 146,535,140 shares of common stock to Currency Mountain Holdings Bermuda, Limited (“CMH”), the parent of the Company. CMH is wholly-owned by an entity that is owned by the Company's sole officer and director. In addition, on the same date, CMH acquired 3,937,000 shares of common stock from another non-affiliated company.    The aggregate purchase price paid by CMH was $347,500.

On May 24th, 2016, the Company acquired selected technology assets from CMH. As the acquisition was from an entity under common control, the Company recorded these assets at CMH’s carrying values, which were zero.

On May 27th, 2016, the Company obtained a 9.9% shareholder stake in IBIH Limited (parent company of IronFx Global Group (IronFx) and acquired 100% of the issued and outstanding shares of GVS limited, a BVI corporation (a former subsidiary of IBIH limited). In addition, the Company entered into a Stock Purchase Agreement pursuant to which, it has agreed to acquire the remaining equity in IBIH Limited and prior to such closing, the Company is required to enter into an option agreement to acquire FML Malta, Ltd. and FXDD Trading Limited operating units, which are affiliates through common ownership. These transactions are subject to regulatory approval, where applicable. (See Note 3)

On June 3rd, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred losses from operations of $256,762 and has a working capital surplus of $894,988 at June 30, 2016.   Our ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. “The balance sheet at September 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.   The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered.  These financial statements should be read in conjunction with the financial statements and additional information as contained in our annual report on Form 10-K for the year ended September 30, 2015.

Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2016.

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

The Company records revenues and expenses related to the Global Services Agreements at gross as the Company is deemed to be a principal in the transactions. Revenues are recognized when the services are completed and expenses are recognized as incurred.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2016 the carrying value of accounts payable-trade, accrued liabilities, due to/due from affiliates approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.  Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of ASU 2014-09 is to require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  The amendments become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The standard allows an entity to apply the amendments in ASU 2014-09 using either the retrospective or cumulative effect transition method.  The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements.

ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists, certain disclosures are required. As such, management will now have primary responsibility for the going concern assessment under U.S. GAAP. To date, this responsibility has rested principally with the independent auditor. The amendments in ASU 2014-15 apply to all entities, unless they have adopted the liquidation basis of accounting under Subtopic 205-30. The new standard applies prospectively to annual periods ending after December 15, 2016, and to interim and annual periods thereafter. Early application is permitted.

The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements.

ASU 2015-01, “Income Statement–Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The FASB believes that eliminating the concept of extraordinary items from U.S. GAAP will save time and reduce costs for financial statement preparers, and will alleviate uncertainty for preparers, auditors and regulators because auditors and regulators no longer will need to evaluate whether a preparer presented an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature and infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The Company has implemented this pronouncement.

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance makes targeted improvements to existing U.S. GAAP by: (i) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (v) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (vi) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company is currently evaluating the effects of adopting ASU 2016-01 on its consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Under this new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This new guidance will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019.

The Company is currently evaluating the effects of adopting ASU 2016-13 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3. Share Capital

The Company is authorized to issue 900,000,000 shares of common stock at par value ($0.0001) and 15,000,000 preferred stock at $10 stated value. On May 26, 2016, the Company increased its authorized common shares to the 900,000,000 million. As of June 30, 2016 the Company had 254,541,100 common shares outstanding and 100,000 preferred stock outstanding.

On May 24th, 2016, CMH sold selected assets to the Company for 48,400,000 shares of common stock of the Company. The common stock was valued at market value, which was $.0023.

On May 27th, 2016, the Company entered into a Stock Purchase Agreement to acquire from IBIH Limited, 2200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH Limited. In addition, the Company acquired 100% of the issued and outstanding shares of GVS Limited, a BVI corporation (a former subsidiary of IBIH Limited) for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition has been recorded on the balance sheet as a “deposit on potential acquisition” as the transaction is contingent upon regulatory approval (see the following paragraph). The shares were valued at market at the time of issuance.

The Company agreed to acquire the remaining 20,000 shares of IBIH Limited for 219,844,000 shares of its common stock, subject to IBIH Limited obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom and regulators in Cyprus (‘second closing’). The second closing is subject to the Company signing an option agreement with FML Malta, Ltd and FXDD Trading Limited, providing that the Company may acquire both entities for $1. If the second closing does not occur before November 28th, 2016, the $1,000,000 is returned to the Company and the first closing is unwound. As a result of the first closing being contingent on the second closing, the 24,156,000 shares for the purchase of IBIH Limited was recorded as a contingent common stock, due to the uncertainty of the closing of the transaction. At June 30, 2016, the Company had not recorded an amount to reflect the value of the option to acquire FXDD Malta and FXDD Trading Limited.

The Company agreed to sell to CMH, 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

The Series A preferred stock has the following terms:

1)	A stated value of $10 per share
2)	The holder is entitled to receive cumulative dividends at the rate of 1.5% of stated value payable semi-annually on June 30 and December 31.
3)	The preferred stock must be redeemed at the stated value plus any unpaid dividends in 5 years. The Company has a choice of redeeming either in cash or in shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share.

At June 30, 2016, during the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued. The $1,000,000 proceeds received was allocated to each class of equity. As a result, the Company recorded a discount on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock. Based on the Company's analysis of the terms of the Series A preferred stock, the Series A preferred stock was classified as a liability. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.

4. Related Party Transactions

On May 24th, 2016, the Company entered into a Global Services Agreement with FXDD Trading Limited, Bermuda. This service agreement was replaced by one with FML Malta Ltd, with substantially the same terms. The Company is to invoice FML Malta Ltd, a minimum of $2,000,000 per month in consideration for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

In addition, the Company entered a Global Services Agreement with FXDirectDealer LLC to pay $1,975,000 per month for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

Both of the above entities are affiliates through common owernship.

As of June 30, 2016, the due to shareholder principally consisted of professional and various filings fees borne by CMH on behalf of the Company.

On August 1, 2013, the Company had engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth the husband of the previous majority shareholder MLH. The Agreement provided for a monthly consulting fee of $5,000. The Agreement was mutually and satisfactorily terminated by the parties as of February 24, 2015 and no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operations as related party expenses. For the nine months ended June 30, 2015, $14,500 and $13,827 have been allocated to cost of revenue and operating expenses, respectively.

5. Income Taxes

The provision for income taxes for the nine months ended June 30, 2016 and 2015 were as follows (assuming a 15% effective tax rate):

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Current Tax Provision:
Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	28,869	3,494
Change in valuation allowance	(28,869)	(3,494)

Total deferred tax provision	$-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

Loss carry-forwards	$38,619
Less - valuation allowance	(38,619)

Total net deferred tax assets	$-

As of June 30, 2016, the Company had approximately $257,460 in tax loss carry-forwards that may be utilized (subject to possible limitations under IRS Code section 382) in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. All periods since inception are still subject to examination.

6. Subsequent events

There were no subsequent events that occurred after the balance sheet date that require adjustments to or disclosure in the financial statements.

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

Overview

The management of the Company has stated that the acquisition of a 9.9% shareholder stake in IBIH, as well as the acquisition of the operations of IronFX and GVS Ltd (Australia), is just a first intended step towards the Company’s long term strategy of identifying leading retail forex brands from around the world as well as leading financial companies related to the industry, which can potentially be included and synergistically folded into the Company. It is the stated intention of the Company’s management to maintain the separate brand identity, operational autonomy, and segregated customer deposits for each individual retail forex brand it may potentially acquire in the future, while simultaneously capitalizing on efficiencies afforded by scale, shared backbones and optimized regulatory capital structure.

As a result of these above described transactions, which were entered in May 2016, as well as further contemplated transactions, the Company’s goal is to create an industry leading sector consolidated platform, combining strong global retail and institutional trading flows covering FX, commodities, futures, CFD and equities, with a cutting edge technological product suite, turnkey software and technological development capabilities. These contemplated transactions could potentially result in a global financial trading and financial technology group, with operations and clients, as well as one of the most comprehensive regulatory licenses coverage in the world.

Results of Operations

Summary of Key Results

For the three months ended June 30, 2016 versus June 30, 2015

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2016; versus June 30, 2015 were $2,400,000 and $0 respectively.    Revenues are from general support services rendered to a related party.   The significant increase is due to revenues derived from the service agreement entered in May, 2016. No such agreement was in place as of June 30, 2015.

Costs of revenues for the three months ended June 30, 2016 versus June 30, 2015 were $2,370,000 and $0, respectively.   Cost of revenue represents amount incurred for general support services rendered by a related party.  The significant increase in costs was due to expenses incurred by the general expenses agreement entered in May, 2016. No such agreement existed as of June 30, 2015.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 versus June 30, 2015, were $158,429 versus $8,297, respectively.   These amounts were primarily third party professional fees.

For the nine months ended June 30, 2016 versus June 30, 2015

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2016; versus June 30, 2015 were $2,400,000 and $32,469, respectively. Revenues in 2016 are for general support services rendered to a related party.  The significant increase is due to revenues derived from the service agreement entered in May, 2016. No such agreement was in place as of June 30, 2015.

Costs of revenues for the nine months ended June 30, 2016 versus June 30, 2015 were $2,370,000 and $14,665, respectively.   Cost of revenue included merchant account charges of $0 and $165, respectively.  The remaining amount, $2,370,000 and $14,500, respectively, were related party costs for the delivery of the general support services.   The significant increase in costs was due to expenses incurred as a result of the General Services Agreement entered in May, 2016. No such agreement existed as of June 30, 2015

Operating Expenses

Total operating expenses for the nine months ended June 30, 2016 versus June 30, 2015 were $168,429 versus $49,395, respectively. The increase in costs was primarily due to the increased use of professional services providers.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $0 and working capital of $894,988.

We had a total stockholders’ deficit of $(115,466) and a retained deficit of $257,460 as of June 30, 2016.

We had ($149,116) and ($37,605) in net cash used in operating activities for the nine months ended June 30, 2016 and June 30, 2015, respectively.    These include ($139,127) and ($31,597) in net losses, respectively. Cash flows used in operating activities included changes in operating assets and liabilities totaling ($9,989) and ($6,014) for the nine months ended June 30, 2016 and 2015, respectively.

We had $1,148,429 and $24,701 of net cash provided by financing activities for the nine months ended June 30, 2016 and June 30, 2015.

We had $1,000,000 and $0 of net cash used in investing activities for the nine months ended June 30, 2016 and June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2016, Charms Investments, Ltd. sold 146,535,140 shares of common stock to Currency Mountain Holdings LLC (“CMH”).   In addition, on the same date, CMH acquired 3,937,000 shares of common stock from a non-affiliate of the Company.    The aggregate purchase price paid by CMH was $347,500.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to item 2 above

ITEM 5	OTHER INFORMATION

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC

Dated: August 15, 2016	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Emil Assentato	Chief Executive Officer, Chief	August 15, 2016
Accounting Officer & Chairman

