Form 10-Q/A
period 2016-06-30
Nukkleus Inc.
filed 2016-08-19
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

2

PART I. Financial Information

Item 1. Interim Financial Statements.

3

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 (UNAUDITED) and September 30, 2015

	6/30/2016	9/30/2015
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Deposit on potential acquisition	1,055,559	-
Due from affiliate	2,400,000	-

TOTAL CURRENT ASSETS	3,455,559	-

TOTAL ASSETS	$3,455,559	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Due to affiliate	$2,370,000	$-
Due to stockholder	170,310	21,882
Accrued taxes	250	250
Accrued liabilities	20,011	-
TOTAL CURRENT LIABILITIES	2,560,571	22,132

Series A redeemable preferred stock liability at $10 stated value; 100,000 shares issued and outstanding ($1,000,000 less discount of $45,105)	954,895	-

TOTAL LIABILITIES	3,515,466	22,132

Contingent Common Stock (24,156,000 shares issued and outstanding)	55,559	-

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 900,000,000 shares authorized; 230,385,100 shares issued and outstanding, and 300,000,000 shares authorized, 166,535,100 shares issued and outstanding, as of June 30, 2016 and September 30, 2015, respectively	23,039	16,654
Additional paid-in capital	118,955	79,547
Retained (deficit)	(257,460)	(118,333)
TOTAL STOCKHOLDERS' (DEFICIT)	(115,466)	(22,132)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,455,559	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

June 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenues:
Service revenues from related parties	$2,400,000	$-	$2,400,000	$-
Professional service revenues	-	-	-	30,500
Client expense reimbursement	-	-	-	1,969
Total Revenues	2,400,000	-	2,400,000	32,469

Cost of revenues from a related party	2,370,000	-	2,370,000	14,500
Cost of revenues - other	-	-	-	165
Gross Profit	30,000	-	30,000	17,804

Operating expenses:
General and administrative	158,429	8,297	168,429	35,568
General and administrative costs from a related party	-	-	-	13,827

Total operating expenses	158,429	8,297	168,429	49,395

(Loss) from operations	(128,429)	(8,297)	(138,429)	(31,591)

Interest expense on preferred stock	(11)	-	(11)	-
Amortization of debt discount	(687)	-	(687)	-
Net (loss)	$(129,127)	$(8,297)	$(139,127)	$(31,591)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	201,893,825	4,230,000	178,261,208	4,230,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED June 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss)	$(139,127)	$(31,591)

Amortization of debt discount	687	-

Adjustment to reconcile net (loss) to net cash used in operating activities:

Due to affiliates	2,370,000
Due from affiliates	(2,400,000)
Accounts payable and accrued expenses	20,012	(6,014)
Net cash used in operating activities	(148,428)	(37,605)

CASH FLOW FROM INVESTING ACTIVITIES:

Deposit on potential acquisition.	(1,000,000)	-

Net cash used in investing activities	(1,000,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of common stock	45,792
Issuance of preferred stock	954,208
Due to stockholder	148,428	24,701
Net cash provided by financing activities	1,148,428	24,701

NET DECREASE IN CASH	-	(12,904)

CASH at beginning of period	-	12,904
CASH at end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	-	-

Supplemental schedule of non-cash investing and financing activities
Issuance of contingent common stock for potential acquisition	$55,559	$-
Forgiveness of loan from stockholder	-	24,701

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Nukkleus Inc. (formerly Compliance & Risk Management Solutions Inc.) (the “Company”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.   On February 25, 2015, John Nettlefold closed a transaction in which he purchased a total of 3,500,000 shares of restricted stock of the Company, representing 88% of the shares in the Company from Mountain Laurel Holdings. At the same time, Mr. Christopher Neuert, the former Director resigned his position at that time and the shareholders of the Company elected Mr. Nettlefold as Director of the Company.

Subsequent to the change in control on February 25, 2015, the new Director John Nettlefold decided to transition the company from business technology to advertising technology. To this effect, on May 22, 2015, Mr. Nettlefold undertook a Merger between Nukkleus Inc., a Nevada entity and Compliance Risk & Management Solutions, Inc., a Delaware entity & former name of this Company

On July 2, 2015 the State of Delaware approved an Amendment of the Articles to increase the Authorized shares of the Company to 300,000,000. On July 6, 2015, the state of Delaware approved the forward stock split at the ratio of 39.37:1. FINRA gave final approval for this forward stock split, name change and ticker symbol change from CRMV to the current NUKK on July 24, 2015.

By late July, management had decided that many of the underlying factors of Mr. Nettlefold’s business would not be feasible as presented. As such, on July 26, 2015, the previous Merger Agreement was rescinded.

On July 27, 2015, Charms Investments, Inc. closed a transaction in which it acquired the majority restricted block from the Director John Nettlefold, representing 88% of the company’s shares, as seen on the 8K filed July 27, 2015.

On August 17, 2015, Mr. Nettlefold resigned as Director of the Company, and on the same day the majority of the shareholders elected Mr. Peter Maddocks as Director of the Company.  Since this transition, the Company has been conducting due diligence and reviewing several possibilities within the technology arena.

On February 5, 2016, Charms Investments, Ltd, a non-affiliated company, sold 146,535,140 shares of common stock to Currency Mountain Holdings Bermuda, Limited (“CMH”), the parent of the Company. CMH is wholly-owned by an entity that is owned by the Company’s sole officer and director. In addition, on the same date, CMH acquired 3,937,000 shares of common stock from another non-affiliated company.    The aggregate purchase price paid by CMH was $347,500.

On May 24, 2016, the Company acquired selected technology assets from CMH. As the acquisition was from an entity under common control, the Company recorded these assets at CMH’s carrying values, which were zero.

On May 27, 2016, the Company obtained a 9.9% shareholder stake in IBIH Limited (parent company of IronFx Global Group (IronFx)) and acquired 100% of the issued and outstanding shares of GVS limited, a BVI corporation (a former subsidiary of IBIH limited). In addition, the Company entered into a Stock Purchase Agreement pursuant to which it has agreed to acquire the remaining equity in IBIH Limited and prior to such closing, the Company is required to enter into an option agreement to acquire FML Malta, Ltd. and FXDD Trading Limited operating units, which are affiliates through common ownership. These transactions are subject to regulatory approval, where applicable. (See Note 3)

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $257,460 and has a working capital of $894,988 at June 30, 2016.   Our ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds or raise additional capital through equity or debt financings.  However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.   The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered.  These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our annual report on Form 10-K for the year ended September 30, 2015.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2016 and September 30, 2015.

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

Revenue Recognition

Prior to February 13, 2015, the Company derived its revenue from the sale of general compliance and risk management consulting services (professional services revenue).   The Company utilizes written contracts as the means to establish the terms and conditions of services sold to customers.

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company records revenues and expenses related to the Global Service Agreements at gross as the Company is deemed to be a principal in the transactions. Revenues are recognized when the services are completed and expenses are recognized as incurred.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2016, the carrying value of accrued taxes, accrued liabilities, and due to/due from affiliates approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2016.  Actual results could differ from those estimates made by management.

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

3. Share Capital

The Company was authorized to issue 300,000,000 shares of common stock at par value of $0.0001 and 15,000,000 shares of Series A preferred stock at par value of $0.0001. On May 26, 2016, the Company increased its authorized common shares to 900,000,000.

On May 24, 2016, CMH sold certain intellectual property, hardware, software and other assets (collectively, the “Assets”) to the Company in consideration of 48,400,000 shares of common stock of the Company. As the acquisition was from an entity under common control, the Company recorded the Assets at CMH’s carrying values, which were zero.

On May 27, 2016, the Company entered into a Stock Purchase Agreement to acquire, from IBIH Limited, 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH Limited. In addition, the Company acquired 100% of the issued and outstanding shares of GVS Limited, a BVI corporation (a former subsidiary of IBIH Limited) for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition paid in cash has been recorded on the balance sheet as a “deposit on potential acquisition,” and the common stock as “contingent common stock” as the transaction is contingent upon regulatory approval (see the following paragraph). The shares were valued at $.0023 per share.

The Company agreed to acquire the remaining 20,000 shares of IBIH Limited for 219,844,000 shares of its common stock, subject to IBIH Limited obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom and from the regulators in Cyprus (‘second closing’). The second closing is subject to the Company signing an option agreement with FML Malta, Ltd and FXDD Trading Limited, providing that the Company may acquire both entities for $1. If the second closing does not occur before November 28th, 2016, the $1,000,000 is returned to the Company and the first closing is unwound. As a result of the first closing being contingent on the second closing, the 24,156,000 shares for the purchase of IBIH Limited was recorded as contingent common stock, due to the uncertainty of the closing of the transaction. At June 30, 2016, the Company had not recorded an amount to reflect the value of the option to acquire FML Malta Ltd. and FXDD Trading Limited.

The Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

The Series A preferred stock has the following key terms:

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

At June 30, 2016, during the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a discount on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.

4. Related Party Transactions

On May 24, 2016, the Company entered into a Global Service Agreement with FXDD Trading Limited, Bermuda. This service agreement was replaced by one with FML Malta Ltd, with substantially the same terms. The Company is to invoice FML Malta Ltd, a minimum of $2,000,000 per month in consideration for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

In addition, the Company entered into a Global Service Agreement with FXDirectDealer LLC to pay $1,975,000 per month for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

Both of the above entities are affiliates through common ownership.

On August 1, 2013, the Company had engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth the husband of the previous majority shareholder MLH. The Agreement provided for a monthly consulting fee of $5,000. The Agreement was mutually and satisfactorily terminated by the parties as of February 24, 2015 and no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operations as related party expenses. For the three months ended June 30, 2015, there no related party costs and expenses. For the nine months ended June 30, 2015, $14,500 and $13,827 have been allocated to cost of revenue and operating expenses, respectively.

As of June 30, 2016, the due to stockholder balance principally consisted of professional and various filings fees borne by CMH on behalf of the Company.

5. Income Taxes

The provision for income taxes for the nine months end June 30, 2016 and 2015 were as follows (assuming a 15% effective tax rate):

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Current Tax Provision:
Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	$28,869	$3,494
Change in valuation allowance	(28,869)	(3,494)

Total deferred tax provision	$-	$-

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	any contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	any possible financings; and
•	the adequacy of our cash resources and working capital.

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

Overview

The management of the Company has stated that the acquisition of a 9.9% shareholder stake in IBIH, as well as the acquisition of the operations of IronFX and GVS Ltd. is just a first intended step towards the Company’s long term strategy of identifying leading retail forex brands from around the world as well as leading financial companies related to the industry, which can potentially be included and synergistically folded into the Company. It is the stated intention of the Company’s management to maintain the separate brand identity, operational autonomy, and segregated customer deposits for each individual retail forex brand it may potentially acquire in the future, while simultaneously capitalizing on efficiencies afforded by scale, shared backbones and optimized regulatory capital structure.

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

Costs of revenues for the nine months ended June 30, 2016 versus June 30, 2015 were $2,370,000 and $14,665, respectively.   Cost of revenues included merchant account charges of $0 and $165, respectively.  The remaining amount, $2,370,000 and $14,500, respectively, were related-party costs for the delivery of the general support services.   The significant increase in costs was due to expenses incurred as a result of the General Services Agreement entered in May, 2016. No such agreement existed as of June 30, 2015

Operating Expenses

Total operating expenses for the nine months ended June 30, 2016 versus June 30, 2015 were $168,429 versus $49,395, respectively. The increase in costs was primarily due to the increased use of professional services providers.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $0 and working capital of $894,988.

We had a total stockholders’ deficit of ($115,466) and a retained deficit of ($257,460) as of June 30, 2016.

We had ($148,428) and ($37,605) in net cash used in operating activities for the nine months ended June 30, 2016 and June 30, 2015, respectively. These include ($139,127) and ($31,591) in net losses, respectively. Cash flows used in operating activities included changes in operating assets and liabilities totaling ($9,988) and ($6,014) for the nine months ended June 30, 2016 and 2015, respectively.

We had $1,148,428 and $24,701 of net cash provided by financing activities for the nine months ended June 30, 2016 and June 30, 2015.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Recent Sale of Unregistered Securities

On May 24, 2016, the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Nukkleus Limited, a Bermuda limited company (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Currency Mountain Holdings Bermuda, Limited, a Bermuda limited company (“Currency Mountain”), pursuant to which Nukkleus purchased from Currency Mountain certain intellectual property, hardware, software and other assets (collectively, the "Assets") in consideration of 48,400,000 shares of common stock of Nukkleus.  The Asset Purchase Agreement closed on May 24, 2016 (the “Closing”).  As a result of such acquisition, our operations our now focused on the operation of a foreign exchange trading business utilizing the Assets acquired from Currency Mountain.

On May 27, 2016, the Company, IBIH Limited, a BVI corporation (“IBIH”) and the shareholders of IBIH (the “IBIH Shareholders”) entered into a Stock Purchase Agreement (the “Iron Purchase Agreement”) pursuant to which Nukkleus acquired from IBIH 2,200 shares of capital stock of IBIH, representing 9.9% of the issued and outstanding capital stock of IBIH, and 100% of the issued and outstanding securities of GVS Limited, a BVI corporation (“Iron Australia”) in consideration of the payment of $1,000,000 and 24,156,000 shares of common stock of Nukkleus. The closing occurred on May 27, 2016 (the “First Closing”). An initial payment of $175,000 was paid on May 27, 2016 and the balance of $825,000 was paid on June 7, 2016. Nukkleus agreed to acquire the remaining 20,000 outstanding shares of capital stock of IBIH from the IBIH Shareholders in consideration of 219,844,000 shares of common stock (the “Second Closing”) subject to IBIH and its subsidiaries obtaining the required approvals from the Financial Conduct Authority in the United Kingdom and the Cyprus Securities and Exchange Commission and the entering into of the Malta Bermuda Option (as previously disclosed). Immediately upon acquiring IBIH, Nukkleus will be required to inject $1,000,000 into IBIH for operations. The Second Closing has not occurred as of the date hereof.

On June 3, 2016, the Company and CMH-Bermuda entered into a Securities Purchase agreement pursuant to which Nukkleus agreed to sell and CMH-Bermuda agreed to acquire 30,900,000 shares of common stock and 200,000 shares of Series A Preferred Stock in consideration of $2,000,000 in two equal tranches. The initial closing of $1,000,000 in consideration of 15,450,000 shares of common stock and 100,000 shares of Series A Preferred Stock closed on June 7, 2016. The second closing for the identical amounts will close concurrently with the closing of Nukkleus’ acquisition of IBIH. The Series A Preferred Stock has a stated value of $10.00 per share and the holder is entitled to receive cumulative dividends at the rate per share (as a percentage of the Stated Value per share) of 1.5% per annum payable semi-annually on June 30 and December 31. Except as otherwise expressly required by law, the Series A Preferred Stock is non-voting except that the affirmative vote of the holders of the shares of the Preferred Stock is required to alter or change adversely the powers, preferences or rights of the Series A Preferred Stock or alter or amend this Certificate of Designation. Within five calendar days from the five year anniversary of the issuance of the Series A Preferred Stock, Nukkleus must redeem all or a portion of the shares of Series A Preferred Stock at the Stated Value plus any unpaid dividends (the “Redemption”). In the event Nukkleus does not implement the Redemption or only partially implements the Redemption, then the shares of Series A Preferred Stock that have not been redeemed will be converted into that number of shares of common stock determined by dividing the Stated Value plus unpaid dividends by a conversion price equal to the 20 day closing average prior to conversion, which in no event may be less than $0.20 per share.

All of the offers and sales of securities described above were made to accredited investors and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to a limited number of persons, each of whom was an accredited investor and transfer of the securities issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 26, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation amendment the first paragraph of the fourth article increasing its authorized shares of common stock to 900,000,000. The par value and preferred shares were not amended.

On July 28, 2016, the Company advised Rosenberg Rich Baker Berman & Company (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 28, 2016. On July 28, 2016, the Company engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended September 30, 2016. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

On August 1, 2016, the size of the Board of Directors of the Company was increased from one to six and Craig Marshak, Jacob Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as directors of the Company.  On August 1, 2016, Messrs. Assentato, Marshak, Lahav, Kashiouris, Christophi and Economides entered into letter agreements with the Company pursuant to which they were each appointed as directors of the Company in consideration of an annual fee of $20,000. The annual fees will be deferred for one (1) year until August 1, 2017.

On July 29, 2016, the Board and the majority shareholders approved and adopted effective as of such date amendments (the “Amendment”) to the Bylaws of the Company (the “Bylaws”) to (i) reflect the change in address of the Company’s principal executive offices (Article I, Section 1), (ii) provide that the Board may be fix the date and time of the annual meeting of the stockholders of the Company (Article III, Section 2), (iii) reflect that a quorum shall be one-third of the outstanding shares of the Company entitled to vote at a meeting of stockholders (Article III, Section 5), (iv) provide that the number of directors may be increased or decreased by action of the stockholders or of the directors of the Company (Article IV, Section 1), (v) provide that a majority of the directors of the Company may call a special meeting of the Board (Article IV, Section 3), (vi) reflect that the Board has the authority to fix the compensation of the Board members (Article IV, Section 7), (vii) provide that the officers of the corporation will consist of a President and a Secretary, and, subject to the discretion of the Board, a Treasurer, a Chairman of the Board, a Vice-Chairman of the Board, an Executive Vice- President, one or more other Vice-Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers with such title as the Board designates; that no officer other than the Chairman or Vice-Chairman of the Board, if any, need be a director; and that any number of offices may be held by the same person, as the directors may determine (Article V, Section 1), (viii) reflect that each officer will be chosen for a term that will continue until the meeting of the Board following the next annual meeting of stockholders and until a successor has been chosen and qualified (Article V, Section 2), (ix) provide that all officers will have the authority to perform such duties in the management and operation of the Company as prescribed in the resolutions of the Board designating and choosing such officers and prescribing their authority and duties, and will have such additional authority and duties as are incident to their office except to the extent that such resolutions may be inconsistent therewith; that the Secretary or an Assistant Secretary will record all of the proceedings of all meetings and actions in writing of stockholders, directors, and committees of directors, and will exercise such additional authority and perform such additional duties as the Board assigns to an officer; that any officer may be removed, with or without cause, by the Board; and any vacancy in any office may be filled by the Board (Article V, Section 3), (x) reflect that the Company's fiscal year will begin as determined by the Board (Article IX, Section 2) and (xi) reflect that the Bylaws may be adopted or repealed at any time by the unanimous written consent of the Board (Article XI, Section 1).

Item 6. Exhibits

Exhibit
Number		Description

3.1		Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2		Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3		Amended and Restated By-laws of Nukkleus Inc. (3)

4.1		Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1		Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited. (1)

10.2		General Services Agreement between Nukkleus Limited and FXDD Trading Limited dated May 24, 2016.(1)
10.3		General Services Agreement between Nukkleus Limited and FXDirectDealer, LLC dated May 24, 2016 (1)

10.4		Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5		Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited.(2)

10.6		Amendment No. 1 to dated June 3, 2016 to the General Services Agreement between Nukkleus Limited and FXDD Trading Limited.

10.7		Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8		Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9		Director Agreement by and between Nukkleus Inc. and Jacob Lahav dated August 1, 2016 (3)

10.10		Director Agreement by and between Nukkleus Inc. and Markos A. Kashiouris dated August 1, 2016(3)

10.11		Director Agreement by and between Nukkleus Inc. and Efstathios Christophi dated August 1, 2016(3)

10.12		Director Agreement by and between Nukkleus Inc. and Petros G. Economides dated August 1, 2016(3)

21.1		List of Subsidiaries (2)

31.1*		Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*		Section 1350 Certification of Chief Executive and Financial Officer

	*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC

Dated: August 19, 2016	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Emil Assentato	Chief Executive Officer, Chief	August 19, 2016
Accounting Officer & Chairman

