Form 10-K
period 2016-09-30
Nukkleus Inc.
filed 2017-01-13
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-192647

Commission file number

Nukkleus Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Boulevard, Jersey City, New Jersey	07310
(Address of principal executive offices)	(Zip Code)

212-791-4663

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

None

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

Large accelerated filter☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17,600,000 as of March 31, 2016, based upon the closing stock price $.88 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 27, 2016
Common Stock, $0.0001 par value per share	254,641,100 shares

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

All references in this Form 10-K that refer to the “Company”, “Nukkleus”, “we,” “us” or “our” refer to Nukkleus Inc., a Delaware corporation.

PART I

Item 1. Business.

Nukkleus Inc. (formerly known as, Compliance & Risk Management Solutions Inc.) (the “Company” or “Nukkleus”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.

Recent Developments

On February 5, 2016, Charms Investments, Ltd (“Charms”), a non-affiliated company, sold 146,535,140 shares of common stock to Currency Mountain Holdings Bermuda, Limited (“CMH”), the parent of the Company. CMH is wholly-owned by an entity that is owned by Emil Assentato, the Company’s CEO, CFO and Chairman. In addition, on the same date, CMH acquired 3,937,000 shares of common stock from another non-affiliated company.  The aggregate purchase price paid by CMH was $347,500.

On May 24, 2016, Nukkleus, its wholly-owned subsidiary, Nukkleus Limited, a Bermuda limited company (the “Subsidiary”), Charms, the former majority shareholder, and CMH entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Nukkleus purchased from CMH certain intellectual property, hardware, software and other assets (collectively, the “Assets”) in consideration of 48,400,000 shares of common stock of Nukkleus.  The Asset Purchase Agreement closed on May 24, 2016 (the “Closing”).  As a result of such acquisition, our operations are now focused on the operation of a foreign exchange trading business utilizing the Assets acquired from CMH. On May 24, 2016, Emil Assentato was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company.  Mr. Assentato also serves as Chairman of the Subsidiary.  Peter Maddocks resigned as an executive officer and director on May 24, 2016.

On May 24, 2016, the Subsidiary entered into a General Services Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta, Ltd. (“FML Malta”), a private limited liability company formed under the laws of Malta. The General Services Agreement entered with FML Malta provides that FML Malta will pay the Subsidiary at minimum $2,000,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”).  Mr. Assentato is the sole owner and manager of DMA.  Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FML Malta. In addition, in order to appropriately service FML Malta, the Subsidiary entered into a  General Services Agreement with FXDirectDealer LLC (“FXDIRECT”), which  provides that the Subsidiary will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support.  FXDIRECT may terminate this agreement upon providing 90 days written notice.  Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT.  Max Q is the majority shareholder of Currency Mountain Holdings LLC.

On May 27, 2016, the Company obtained a 9.9% shareholder stake in IBIH Limited, a BVI corporation (“IBIH”) and acquired 100% of the issued and outstanding shares of GVS limited, a BVI corporation (“Iron Australia”). In addition, the Company entered into a Stock Purchase Agreement pursuant to which it agreed to acquire the remaining equity in IBIH Limited and prior to such closing, the Company is required to enter into an option agreement to acquire FML Malta and FXDD Trading Limited operating units (the “Option”), which are affiliates through common ownership. These transactions are subject to regulatory approval, where applicable. As part of the above transaction, the parties have entered into an engagement agreement with Bentley Associates L.P. (“Bentley”) providing that Nukkleus will pay Bentley $600,000 in consideration of financial advisory services associated with the acquisition of IBIH. The fee may be paid in cash or stock but the cash portion may not be less than $400,000 and is to be paid following the closing of a financing transaction in excess of $2,500,000, subject to the terms and conditions contained in the engagement agreement.

Iron Australia has 100% ownership in GVS (AU) Pty Ltd (“GVS”). GVS was incorporated on April 15, 2010 as a company structured to operate in the financial services sector. It is authorized and regulated by Australian Securities and Investments Commission (ASIC) and has an Australian Financial Services Licence (AFSL no. 417482) to allow for the provision of advice, deal and make a market in derivatives and foreign exchange contracts to retail and wholesale clients. GVS services wholesale and retail clients within Australia and the Asia Pacific region under the brand names used by IBIH. GVS currently deals as principal when dealing / issuing and acting as a market maker in derivatives and foreign exchange contracts. GVS provides, via its trading platform, to its clients direct access to the rates/prices at which GVS is prepared to deal. All clients’ transactions are executed with GVS and then automatically hedged on a back to back basis with its regulated affiliate counterparty, IronFX Global Limited, a subsidiary of IBIH. GVS has the necessary organizational functions/units as well as the required personnel in place to perform its operations. This includes an appointed Responsible Manager and additional staff such as a sales manager, certain number of account managers and outsourced professionals.

IBIH, which the Company presently owns 9.9% of the issued and outstanding capital stock, through its brand IronFX, is a leading online provider of retail foreign exchange (FX) trading and related online trading services with offices in eight countries around the world (but excluding the United States and U.S. territories). IronFX offers its customers 24-hour, five days a week direct access to the global over-the-counter (OTC) FX market, which is a decentralized market in which participants trade directly with one another rather than through a central exchange. In an FX trade, participants effectively buy one currency and simultaneously sell another currency, with the two currencies that make up the trade being referred to as a “currency pair.” IronFX presents our customers with price quotations on over 200 tradable instruments, including over 120 currency pairs, and provide our customers the ability to trade FX derivatives contracts on currency pairs through a product referred to as Contracts For Difference (CFD). We also offer other CFD products, including CFDs on metals, such as gold, on European and U.S. listed stocks and on futures linked to other products. Since IronFX commenced operations in December 2010, it experienced rapid growth until 2014. From 2014, it commenced an overall restructuring program with a view to reduce costs in light of the market conditions following the Swiss National Bank event.

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

On June 3, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation amending the first paragraph of the fourth article increasing its authorized shares of common stock to 900,000,000. The par value and preferred shares were not amended.

On August 1, 2016, the size of the Board of Directors of the Company was increased from one to six and Craig Marshak, Jacob Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as directors of the Company.

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry.  Nukkleus primarily today provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta.   The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FML Malta.

As part of the Assets acquired, Nukkleus acquired ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today.  Nukkleus also has ownership of the FOREXWARE brand name.  Nukkleus has also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com.  By virtue of its relationship with FML Malta and FXDIRECT, Nukkleus provides turnkey software and technology solutions for FXDD.com   Nukkleus offers the customers of FXDD 24 hour, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

In an FX trade, participants effectively buy one currency and simultaneously sell another currency, with the two currencies that make up the trade being referred to as a “currency pair.” The Nukkleus software and technology solutions enables FXDD to present its customers with price quotations on over the counter tradeable instruments, including over the counter currency pairs, and also provide our customers the ability to trade FX derivative contracts on currency pairs through a product referred to as Contracts for Difference (“CFD”). The Nukkleus software solutions also offer other CFD products, including CFDs on metals, such as gold, and on futures linked to other products.

The Market Opportunity

The FX market is a global, decentralized market for the trading of currencies. FX trading involves the simultaneous buying and selling of a currency pair for the purposes of hedging currency risk or to generate a profit. The FX market, once limited to large financial institutions, has expanded and matured over the past decade, and now captures a wide range of participants, including central banks, commercial banks, non-bank corporations, hedge funds, brokers and individual investors / traders. The market’s expansion has helped lead to a significant increase in trading activity.  In addition to the increase in the breadth of market participants, key factors driving higher trading volumes include the adoption of electronic and high frequency trading, tighter trading spreads, rising volatility among currencies and enhanced access to FX trading markets – primarily through online brokers, such as FXDD – for retail investors.

FX trading, initially utilized primarily for hedging purposes, has evolved as investor sophistication levels have risen, trading costs have fallen, and as currencies have become increasingly viewed as a viable investment asset class. FX’s low, (or even negative) correlation among certain other portfolio assets, namely equities and fixed income, may help investors reduce overall portfolio volatility. As such, we believe that currencies are often viewed as an important portfolio diversification tool.

Fueled by the growing adoption of the internet, the retail segment of the FX market began to emerge in the late 1990s. Developing online brokerage firms provided individual investors with direct access to the global FX markets. Prior to the development of these trading platforms, individual retail investors were effectively locked out of the FX market as minimum trade sizes were typically too high for individual retail investors. Online FX brokers lowered the minimum volume barriers and transactions costs for retail trading, allowing individuals to establish trading accounts with much lower initial deposits. We believe the retail FX segment now represents the fastest growing portion of the overall FX market. We believe this growth will be driven by a handful of key market trends, including:

●	Increased investor demand for exposure to currencies

●	Increasing internet adoption across the globe

●	Growing engagement of the “offline” market

●	Development of emerging markets and the emergence of an affluent middle class

●	Increasing regulation resulting in greater confidence.

Participants in the retail FX market are geographically dispersed. Retail FX brokers, such as FXDD are seeking to expand their presence in projected high growth regional areas, such as Asia and the Middle East

Systems and Services

Nukkleus provides its services in the following service categories:

Category One:  Introducing Broker Dealer Network and the Introducing Broker Interface

Category Two:  Chinese and Middle East customer desk support

Category Three:  Bridging software to the Meta Trader (MT4 and MT 5) platforms

Category Four:  Forex Market Liquidity Access

Category Five:  Turnkey risk management support software and Risk Management Team

Category Six:  Front End Software Retail Trading Platforms and Customer Application Systems

Category Seven:  Back Office Systems management

Category One:  Introducing Broker Dealer Network

Nukkleus, by arrangement pursuant to our services agreement with FML Malta and FXDIRECT, provides to FML Malta clients an introducing broker (IB) network spread across China, Japan and the Middle East. Our approach to the retail FX market is to focus on the development of relationships with independent local referring brokers who provide a recurring source of new customers. These referring brokers do not have an exclusive relationship with us, but are offered a competitive commission structure to deliver new customers to us. Our account managers primarily focus on building relationships with referring brokers, and master referring brokers (who refer other referring brokers to us), as well as with customers referred to us by referring brokers and acquired by us directly. We believe this approach, in contrast to retail FX brokers that focus solely or primarily on acquiring accounts through online marketing campaigns, has allowed us to provide services to FML Malta, which allows entities to achieve strong levels of net trading income, and accounts, as well as lower up front customer acquisition costs and greater customer satisfaction. Referring brokers are typically either individuals who are current or former FX traders or individuals or companies active in the area of FX trading and education and investment services advisory business.

The Introducing Broker (IB) Interface: The Introducing Broker (“IB”) interface empowers our partners to view real time account data such as payouts, customer activity and reports.

Category Two:  Asia, including Chinese and Middle East Customer Desk Support

Nukkleus, by arrangement pursuant to our services agreement, provides to FML Malta customer desk support in multiple languages.  A key element of the business strategy is the large, multi-lingual and multi-ethnic team of account managers at the headquarters in Jersey City, New Jersey, as well as in certain other locations such as Malta, Jakarta, Indonesia and Tokyo, Japan.  We obtained the services of account managers by virtue of our services agreement with FXDirectDealer, LLC. Account managers are compensated to a significant degree based on their performance, measured by net deposits inflows, new accounts funded and trading volume generated by customers. We believe that this compensation structure motivates our account managers and leads to more active communication with our referring brokers and customers, an improved customer trading experience, improved referring broker and customer retention and increased deposits.

Category Three: Bridging Software to the Meta Trader (MT4 and MT5) platforms

Meta Trader 4 Bridge:  The MT4 Bridge is a middleware product that connects the Meta Trader server with the XW Trading System. The Bridge passes both market data (i.e. quotes) and trading data (i.e. trade executions) between MT4 and the XW servers. By seamlessly integrating the two, the Bridge allows for real time trade execution, reduced slippage, and access to liquidity through the XW Liquidity Matrix.

Category Four: Forex Market Liquidity Access

XWare Liquidity Matrix:  Dealers need access to as much liquidity as possible. Forexware’s liquidity aggregation technology supports API from most of the world’s largest liquidity providers, including banks, hedge funds and electronic communication networks (ECN). Our aggregation technology integrates seamlessly with customers’ existing infrastructure, providing the power to optimize trading processes, manage accounts and revealing the most relevant information to make effective trading decisions.

The XWare Liquidity Bridge: With the XWare liquidity bridge, brokers can automatically submit trade requests to the liquidity provider of choice and receive confirmation prior to sending an accept or reject message to the broker’s client. The XWare Liquidity Bridge was developed to improve liquidity processes, risk and availability by providing a direct line of communication to vital backend processes. Brokers can create unique price streams from aggregated liquidity with sophisticated control over liquidity sources, pricing models, execution models and risk management.

XWare Live Rate Feed:  The XWare Live Rate Feed provides customers with streaming liquidity and prices in real time that integrate seamlessly with existing trading platforms. The Quote Aggregator identifies outliers and bad ticks to ensure our clients capture accurate and reliable pricing to protect them from price fluctuations and anomalies that frequently occur with Liquidity Providers.

Category Five: Turnkey Risk Management Support Software, and Risk Management Team.

Nukkleus, by arrangement pursuant to our services agreement with FXDirect, fields a risk management team of seasoned professionals who constantly monitor liquidity flows and manage the hedging of transactions on a 24 / 7 basis, with three eight hour shifts. This service is provided both to the FML Malta clients, as well as to third party clients who request this service.

XWare Risk Monitor:  The XWare Risk Manager is an essential component of the Forexware’s turnkey Xware suite, offered to new brokers entering the market, or existing brokers looking to replace their existing systems. Our management is of the belief that the Risk Manager software suite is the most vigorous and advanced risk management system available in the market today providing customers the power to customize risk management settings at their fingertips.

Category Six: Front End Software Retail Trading Platforms and Customer Application Systems

XWare Trader is a proprietary platform for retail and institutional traders. It offers fully customizable layouts including colors, layout manager and undocking of windows. Advanced charting, 1 click trading, and automated execution for Algo Traders are all embedded in a modern interface

Swordfish Trader: Swordfish Trader is a proprietary platform for retail and institutional traders. It offers fully customizable layouts including colors, layout manager, and undocking of windows. Advanced charting, 1- click trading, and automated execution for Algo Traders are all embedded in a modern interface. Swordfish further offers risk management monitors unique from other trading platforms. Nukkleus has also acquired the right to apply for a US federal copyright in relation to Swordfish Trader.

Category Seven: Back Office Systems Management:

XWare Apptracker: Xware Apptracker is a data workflow system designed to automate and manage new customer applications and account information in a centralized location. Xware App Tracker provides customers easy to use tools that save time, organize and track customer application information and manage new customer contract details for fast and efficient review and approval.

Reporting System: This complex and proprietary application generates customized reports, with numerous data queries pre-loaded to run in addition to those a client to choose to customize. It is designed to pull any number of named, defined data fields from both local databases and those from third party run databases, such as Oracle Financials.

Intellectual Property

We have several registered trademarks and service marks (US and foreign) and software assets.  We also intend to pursue additional foreign trademark registrations.   Nukkleus has been assigned various registrations and trademarks relating to:

●	Forexware
●	MTXTREME
●	Total Broker Solution
●	Extreme Spreads
●	When the News Breaks, Be there to Trade it
●	Swordfish

Nukkleus has further acquired Patent Number 8799142 in relation to Forexware Patent. This relates to a method of displaying information associated with currency exchange transactions in real time.

Corporate Office

Our principal executive office is 525 Washington Blvd, 21st Floor, Jersey City, New Jersey 07310. Our main telephone number is 212-720-7200. Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission’s website at www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Employees

As of the date of this filing, we currently employ one (1) full-time employee.  Through our relationship with FXDIRECT, we have access to approximately 70 account managers who speak over 10 different languages, and FXDIRECT has contractual relationships with hundreds of referring brokers in at least twenty different countries.  It also has contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as it expands activities and brings new projects on line.

Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of January 13, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the litigation described above which was subsequently settled.

Item 1A. Risk Factors.

Risks Relating to Our Company

Although we commenced operations in May 2016, we rely on FML Malta as our significant customer, and the loss of FML Malta would substantially reduce our revenues.

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail FX trading industry.  Nukkleus primarily today provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta, a related party, which provides that FML Malta will pay the Subsidiary at minimum, $2,000,000 per month. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FML Malta.  In addition, in order to appropriately service FML Malta, the Subsidiary entered into a General Services Agreement with FXDIRECT, a related party, which provides that the Subsidiary will pay FXDIRECT at minimum $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support.  FXDIRECT may terminate this agreement upon providing 90 days written notice.    We will derive a significant amount of our revenues under our agreement with FML Malta. A significant decrease in business from or loss of any of FML Malta business could harm our financial condition by causing a significant decline in revenues attributable to FML Malta, which will have a material adverse impact on the Company.

Our Principal client, FML Malta, has its net trading income and profitability influenced by, among other things, the general level of trading activity in the FX market and by currency volatility, both of which are beyond our control.

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates and interest rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. In particular, the  net trading income and operating results of our principal client, FML Malta, are influenced by the general level of trading activity in the FX market and by currency volatility and may vary significantly from period to period due to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher net trading income in periods of volatile currency markets. Accordingly, a decline in currency volatility or lower levels of trading volume, whether or not attributable to any such decline, as well as any of the foregoing other external factors, could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although the FXDD brand has been in existence since in 2006, we have not commenced operations under Nukkleus as a financial technology services company until May 2016.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

We require substantial capital to support our operations.  If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logos. We have registered or applied to register a number of our trademarks in many jurisdictions, some of which have been refused. We cannot be certain that our trademark applications will be approved. Further, third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations. In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or give rise to liabilities to third parties.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses, distributed denial-of-service attacks and similar disruptive problems and security breaches. Any such problems or security breaches could give rise to liabilities to one or more third parties, including our customers, and disrupt our operations.  A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information we transmit over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the safeguarding of confidential personal information could also inhibit the use of our systems to conduct FX transactions over the Internet. To the extent that our activities involve the storage and transmission of proprietary information and personal financial information or other personally identifiable information, security breaches could expose us to a risk of financial loss, litigation, regulatory penalties, loss of customers and other liabilities. Our current insurance policies may not protect us against all such losses and liabilities. Any of these events, particularly if they result in a loss of confidence in our services, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on information technology to receive and properly process internal and external data. We may not be able to keep up with the rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques that characterize the retail FX market.

We rely on technology to receive and properly process internal and external data. Any disruption for any reason in the proper functioning of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits, or require us to suspend our services and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, we rely on tools that we have developed in-house to monitor customer exposure and facilitate our ability to manage risk by transferring higher risk customers to agency accounts. In order to remain competitive, we continuously develop and refine our proprietary technology. In doing so, there is an ongoing risk that failures may occur and result in service interruptions or other negative consequences, such as slower trade execution, erroneous trades, or inaccurate risk management information. Moreover, if our competitors develop more advanced technologies, we may be required to devote additional resources to the development of more advanced technologies in order to remain competitive, which could adversely impact our profitability. We may not be able to keep up with the rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques that characterize the retail FX market

We rely on computer systems and services from third-party providers and licenses to third-party software.

We rely on computer systems and services from third-party providers and licenses to third-party trading platforms, back-office systems, Internet service providers and communications facilities. Any interruption in these third-party products or services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any such third party is terminated, we may not be able to obtain alternative products or services on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, we and most of our customers access and make use of our FX trading and related online trading services through the MetaTrader 4 and MetaTrader 5 trading platforms. The MetaTrader 4 and MetaTrader 5 trading platforms are owned by MetaQuotes Software Corp. (“MetaQuotes”), an independent third party. Nukkleus pays fees to FXDIRECT, in part to access the Meta Quotes licenses and software which those companies possess and is indirectly made available to us.  In the future, MetaQuotes could cease to license its trading platforms to us or may cease to adequately support such software on commercially reasonable terms or at all. Furthermore, in the future a superior trading platform may be developed by a competitor to us or a competitor to MetaQuotes and we may be unable to license any such trading platform. If we are unable to continue to use the MetaTrader 4 trading platform or if we are unable to use any superior trading platform that may be developed in the future, we may lose customers to our competitors, in which case our business, financial condition, results of operations and cash flows may be materially adversely affected.

System failures could cause interruptions in our services or decreases in the responsiveness of our services which could harm our business.

If our systems fail to perform, we could experience disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, hacker attacks, computer viruses, intentional acts of vandalism and similar events. Although we have multiple location redundancy, we do not have fully redundant capabilities. While we currently maintain a disaster recovery plan, which is intended to minimize service interruptions and secure data integrity, such plan may not work effectively during an emergency. Any system failure that causes an interruption in our services, decreases the responsiveness of our services or affects access to our services could impair our reputation, damage our brand, cause customers to stop using our services or materially adversely affect our business, financial condition, results of operations and cash flows.

A systemic market event could impact the various market participants with whom we interact.

In January 2015, the global retail forex market experienced a one time “black swan” event when the Swiss National Bank failed to maintain a fixed exchange rate between the Swiss Franc and other major currencies. A number of major competitors and retail forex brokers experienced large sustained capital losses as a result on that day. We may interact directly and indirectly with various market participants. If a systemic event in the financial system were to occur that were to result in a failure of any of our counterparties to be able continue to perform, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the current environment facing financial services firms, a firm’s reputation is critically important. If our reputation is harmed, or the reputation of the online financial services industry as a whole or retail FX industry specifically is harmed, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our ability to attract and retain customers and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputation risk, our business prospects could be harmed. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, customer data protection, record-keeping, solicitation, sales and trading practices, and the proper identification of the legal, credit, liquidity, operational and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanction could materially adversely affect our reputation, thereby reducing our ability to attract and retain customers, referring brokers and employees.

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole or retail FX industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. The perception of instability within the online financial services industry could materially adversely affect our ability to attract and retain customers, referring brokers and employees.

Our client, FML Malta, has relationships with independent referring brokers who direct new customers to us, which is our principal source of new customers for FML Malta.  Failure to maintain these relationships could have a material adverse effect on our business, financial condition, results of operations and cash flows and, in turn, negatively impact our company.

Our primary client, FML Malta, maintains relationships with independent referring brokers who direct new customers to us and provide marketing and other services to these customers.  FML Malta relationships with referring brokers are non-exclusive and may be terminated by the brokers on short notice. A referring broker does not forfeit previously earned commissions upon termination. In addition, under its agreements with referring brokers, they have no obligation to provide FML Malta with new customers or minimum levels of transaction volume. Its failure to maintain its relationships with referring brokers, the failure of the referring brokers to provide FML Malta with customers or its failure to create new relationships with referring brokers could result in a loss of net trading income, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent any of its competitors offers more attractive compensation terms to any of its referring brokers, FML Malta could lose the referring broker’s services or be required to increase the compensation it pays to retain the referring broker. In addition, it may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to it by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent it does not enter into economically attractive relationships with referring brokers, its referring brokers may terminate their relationship with FML Malta or its referring brokers fail to provide us with customers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Any regulation of referring brokers and their activities could disrupt our business model.

FML Malta depends on referring brokers to acquire most of our customers.  If a jurisdiction were to impose regulations restricting referring brokers’ ability to solicit, acquire or interact with customers, we may be unable to continue to acquire customers or do business in that jurisdiction. Any such regulation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of members of our senior management could compromise our ability to effectively manage our business and pursue our growth strategy.

We rely on members of our senior management to execute our existing business plans and to identify and pursue new opportunities. In particular, we rely on Mr. Emil Assentato, our Chairman, Chief Executive Officer and Chief Financial Officer.  Other members of our management team are also important to our business and have significant experience in the FX industry. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel.  The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The regulatory environment in which we operate is subject to continual change. Adverse changes in the regulatory environment could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and there may be future regulatory changes in our industry. The financial services industry in general has been subject to increasing regulatory oversight in recent years. The governmental bodies and self-regulatory organizations that regulate our business have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. As a result, in the future, we may become subject to new regulations that may affect the way in which we conduct our business and may make our business less profitable. For example, a regulatory body may reduce the levels of leverage we are allowed to offer to our customers, which could significantly adversely impact our business, financial condition, results of operations and cash flows. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business, financial condition, results of operations and cash flows

Providing online services to customers may require us to comply with the laws and regulations of each country in which such services are available. Failure to comply with such laws may negatively impact our financial results.

Because our services are available online in foreign countries and FML Malta has customers residing in foreign countries, foreign jurisdictions may require FML Malta or us to qualify to do business in such countries. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to online services available to their citizens from service providers located elsewhere, including the laws and regulations of Japan and China. We are exposed to the risk that we are currently operating in non-compliance with local laws and regulations in certain of the jurisdictions where we accept customers. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The FX market has only been widely available to retail investors since 1996. Our limited operating history and the limited history of the industry may make our growth and future prospects uncertain and difficult to evaluate.

Furthermore, the FX market has only become accessible to retail investors relatively recently. Prior to 1996, retail investors generally did not directly trade in the FX market, and we believe most current retail FX traders only recently started viewing currency trading as a practical alternative investment class. We will continue to encounter risks and difficulties frequently experienced by companies and industries at a similar stage of development, including our potential inability to implement our business model and strategy and adapt and modify them as needed or to manage our expanding operations, including the integration of any future acquisitions.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. Our Board of Directors has not yet adopted any of the above mentioned corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

●	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
●	install enhanced management information systems; and
●	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and we may be unable to profitably operate our combined company.

We may in the future selectively pursue acquisitions of other financial technology companies or retail FX brokers. Any future acquisitions may result in significant transaction expenses and present new risks in integrating the acquired companies and to the extent the acquired company operates in different markets or offers different products associated with entering additional markets. Because we have not historically made acquisitions, we do not have experience in successfully completing acquisitions. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our combined company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results

Risks Associated with Our Common Stock in General

Trading on the Over the Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC PINK Current Marketplace owned and operated by the OTC Markets Group Inc. and the OTC Pink Sheet service of the Financial Industry Regulatory Authority (“FINRA”) under the symbol NUKK.   Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange.  Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers’ account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

Our common stock may be affected by limited trading volume and price fluctuation which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities.  This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on broker-dealers who sell our securities in this offering or in the aftermarket.  For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock.  This could prevent you from reselling your shares and may cause the value of your investment to decline.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never paid a cash dividend on our common stock and we do not anticipate paying any in the foreseeable future.

We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Notwithstanding, we will likely elect to retain any earnings, if any, to finance our growth. Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors.

Future issuances of our common or preferred shares may cause a dilution in your shareholding.

We may raise additional funding to meet our working capital, capital expenditure requirements for our planned long-term capital needs, or to fund future acquisitions. If such funding is raised through issuance of new equity or equity-linked securities, it may cause a dilution in the percentage ownership of our then existing shareholders.

Our certificate of incorporation authorizes the issuance of 300,000,000 shares of common stock and 15,000,000 shares of blank check preferred stock without the need for shareholder approval. On June 3, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation amending the first paragraph of the fourth article increasing its authorized shares of common stock to 900,000,000. The par value and preferred shares were not amended. We may issue a substantial number of additional shares, which may significantly dilute the equity interests of our existing shareholders.

We cannot predict our future capital needs. As a result, we may need to raise significant amounts of additional capital. We may be unable to obtain any necessary capital if we need it on acceptable terms, if at all.

Our business requires adequate funding for operations. Historically, we have satisfied these needs from internally generated funds. We currently anticipate that our cash from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements, including our current expansion plans, for at least the next 12 months. We may need to raise additional funds to, among other things:

●	support more rapid expansion;
●	develop new or enhanced services and products;
●	respond to competitive pressures;
●	address additional regulatory capital requirements;
●	acquire complementary businesses, products or technologies; or
●	respond to unanticipated requirements.

Additional financing may not be available when needed or may not be available on terms favorable to us. If funding requirements are met by way of additional debt financing, we may have restrictions placed on us through such debt financing arrangements which may:

●	limit our ability to pay dividends or require us to seek consents for the payment of dividends;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our ability to pursue our business strategies;
●	require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of our cash flow to fund capital expenditure, working capital requirements and other general corporate purposes; and
●	limit our flexibility in planning for, or reacting to, changes in our business and our industry

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company’s headquarters are located in Jersey City, New Jersey. The Company uses office space of FXDD, an affiliated company, free of rent, which is considered immaterial.

We believe our facilities are adequate for our current and planned business operations.

Item 3. Legal Proceedings.

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

LIMITED PUBLIC MARKET FOR COMMON STOCK

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTC Pink Sheets under symbol “NUKK”. Minimal trading occurred through the date of this Annual Report based on a limited float. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Quarterly ended	Low Price	High Price
March 31, 2015	$-	$-
June 30, 2015	$-	$-
September 30, 2015	$0.25	$0.25
December 31, 2015	$0.25	$0.25
March 31, 2016	$0.25	$1.01
June 30, 2016	$0.88	$1.01
September 30, 2016	$0.39	$1.01

Holders of Our Common Stock

As of December 27, 2016, there were 47 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, telephone: (919) 481-4000.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

All sales of unregistered securities sold by the Company during the fiscal year ended September 30, 2016 and through the date hereof are set forth below:

On May 24, 2016, Nukkleus, the Subsidiary, Charms, and CMH entered into the Asset Purchase Agreement, pursuant to which Nukkleus purchased from CMH the Assets in consideration of 48,400,000 shares of common stock of Nukkleus. The Asset Purchase Agreement closed on May 24, 2016.

On May 27, 2016, the Company obtained a 9.9% shareholder stake in IBIH and acquired 100% of the issued and outstanding shares of Iron Australia for 24,156,000 shares of common stock of the Company.

On June 3, 2016, the Company and CMH entered into a Securities Purchase agreement pursuant to which Nukkleus agreed to sell and CMH agreed to acquire 30,900,000 shares of common stock and 200,000 shares of Series A Preferred Stock in consideration of $2,000,000 in two equal tranches. The initial closing of $1,000,000 in consideration of 15,450,000 shares of common stock and 100,000 shares of Series A Preferred Stock closed on June 7, 2016. The second closing for the identical amounts will close concurrently with the closing of Nukkleus’ acquisition of IBIH.

The issuances of the above securities by the Company are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.  Each of the shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Stock-Based Compensation:

In August 2016, the Company granted an outside attorney 100,000 shares of restricted common stock in the Company for professional services. The total fair value of this stock on the date of grant was $230.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	any contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	any possible financings; and
•	the adequacy of our cash resources and working capital.

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any, statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Overview

The management of the Company intends that the acquisition of a 9.9% shareholder stake in IBIH, as well as the acquisitions of the operations of IronFX and GVS Ltd., represent the initial steps towards the Company’s long term strategy of identifying leading retail Forex brands from around the world as well as leading financial companies related to the Forex industry, which can potentially be included and synergistically folded into the Company through acquisition. It is the stated intention of the Company’s management to maintain the separate brand identity, operational autonomy, and segregated customer deposits for each individual retail Forex brand that it may potentially acquire in the future, while simultaneously capitalizing on efficiencies afforded by scale, shared backbones and optimized regulatory capital structure.

In addition, the Company entered into a Stock Purchase Agreement pursuant to which it has agreed to acquire the remaining equity in IBIH Limited and prior to such closing, the Company is required to enter into an option agreement to acquire FML Malta, Ltd. and FXDD Trading Limited operating units, which are affiliates through common ownership. These transactions are subject to regulatory approval, where applicable. Originally, the second closing of the acquisition was expected to have taken place on November 28th, 2016. However, the parties to the Agreement agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the second closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the second closing.

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

Results of Operations

Summary of Key Results

For the year ended September 30, 2016 versus September 30, 2015

Revenues and Cost of Revenues

Total revenue for the year ended September 30, 2016 versus September 30, 2015 was $9,700,000 and $32,469, respectively. Revenues for the year ended 2016 are from a global services agreement with FML Malta. The significant increase is due to revenues derived from the service agreement entered into in May 2016. No such agreement was in place as of September 30, 2015.

Costs of revenues for the year ended September 30, 2016 versus September 30, 2015 were $9,578,750 and $14,665, respectively.  Cost of revenue included merchant account charges of $0 and $165, respectively. The remaining amounts, $9,578,750 and $14,500, respectively were related party costs for the delivery of the general support services. The significant increase in costs were due to expenses incurred as a result of the Global Services Agreement entered in May 2016 with FXDIRECT. No such agreement existed as of September 30, 2015.

Operating Expenses

Total operating expenses for the year ended September 30, 2016 versus September 30, 2015, were $373,665 versus $62,980, respectively. The increase in costs was primarily due to the increase in use of professional services providers.

Liquidity and Capital Resources

At September 30, 2016, we had cash of $0.

We had a total stockholders’ deficit of ($236,376) and an accumulated deficit of ($378,600) as of September 30, 2016.

We had $0 in net cash used in operating activities for the year ended September 30, 2016. These include ($260,267) in net losses.  Cash flows used in operating activities included changes in operating assets and liabilities totaling $257,059 for the year ended September 30, 2016.

We had $1,000,000 of net cash used by investing activities for the deposit on the potential acquisition discussed above.

We had $1,000,000 of net cash provided by financing activities for the years ended September 30, 2016. The Company received such proceeds from the sale of its preferred and common stock, as discussed above.

Management is currently seeking additional capital through private placements or public offerings of its securities.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC.

(FORMERLY, COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

NUKKLEUS INC. AND SUBSIDIARY

(FORMERLY COMPLIANCE & RISK MANAGEMENT SOLUTIONS INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiary (the "Company") as of September 30, 2016 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

January 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nukkleus, Inc. (f/k/a Compliance & Risk Management Solutions Inc.)

We have audited the accompanying balance sheet of Nukkleus, Inc. (f/k/a Compliance & Risk Management Solutions Inc.) as of September 30, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nukkleus, Inc. (FKA -Compliance & Risk Management Solutions Inc.) as of September 30, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception and has a working capital deficit as of September 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

February 3, 2016

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND 2015

	9/30/2016	9/30/2015
CURRENT ASSETS:

Cash	$-	$-
Deposit on potential acquisition	1,055,559	-
Due from affiliate	121,250	-

TOTAL CURRENT ASSETS	1,176,809	-

TOTAL ASSETS	$1,176,809	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:

Due to former stockholder	$21,882	$21,882
Due to affiliate	317,796	-
Accrued taxes	250	250
Accrued liabilities	60,513	-

TOTAL CURRENT LIABILITIES	400,441	22,132

Series A redeemable preferred stock liability at $10 stated value;
100,000 shares issued and outstanding ($1,000,000 less discount of $42,815)	957,185	-
TOTAL LIABILITIES	1,357,626	22,132

Contingent common stock (24,156,000 shares issued and outstanding)	55,559	-

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, issued and outstanding (Nil)	-	-
Common stock, $.0001 par value, 900,000,000 shares authorized; 230,485,100 shares issued and outstanding, and 300,000,000 shares authorized, 166,535,100 shares issued and outstanding, as of September 30, 2016 and September 30, 2015, respectively	23,049	16,654
Additional paid-in capital	119,175	79,547
Retained (deficit)	(378,600)	(118,333)

TOTAL STOCKHOLDERS’ (DEFICIT)	(236,376)	(22,132)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,176,809	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Year Ended September 30, 2016	Year Ended September 30, 2015

Revenues:

Service revenues from related parties	$9,700,000	$-
Professional service revenues	-	32,469

Total Revenues	9,700,000	32,469

Cost of revenues from a related party	9,578,750	14,500
Cost of revenues - other	-	165

Gross Profit	121,250	17,804

Operating expenses:

General and administrative	373,665	49,153
General and administrative costs from a related party	-	13,827

Total operating expenses	373,665	62,980

(Loss) from operations	(252,415)	(45,176)

Interest expense on preferred stock	(4,874)	-
Amortization of debt discount	(2,978)	-

Net (loss) attributable to common shareholders	$(260,267)	$(45,176)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	197,437,150	166,535,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Preferred Stock		Common		Paid-In	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance, September 30, 2014	-	$-	166,535,100	$16,654	$54,846	$(73,157)	$(1,657)

Forgiveness of shareholder loan	-	-	-	-	24,701	-	24,701

Net loss for the period	-	-	-	-	-	(45,176)	(45,176)

Balance, September 30, 2015	-	$-	166,535,100	$16,654	$79,547	$(118,333)	$(22,132)

Common stock issued to CMH			15,450,000	1,545	44,248	-	45,793

Asset purchase	-	-	48,400,000	4,840	(4,840)	-	-

Issuance to non-employee			100,000	10	220	-	230

Net loss for period	-	-	-	-	-	(260,267)	(260,267)

Balance, September 30, 2016	-	$-	230,485,100	$23,049	$119,175	$(378,600)	$(236,376)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Year Ended September 30, 2016	Year Ended September 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net (loss)	$(260,267)	$(45,176)

Amortization of debt discount	2,978	-

Stock-based compensation	230

Adjustment to reconcile net (loss) to net cash used in operating activities:

Due to affiliates	317,796	-

Due from affiliates	(121,250)	-

Accounts payable and accrued expenses	60,513	(14,311)

Net cash used in operating activities	-	(59,487)

CASH FLOW FROM INVESTING ACTIVITIES:

Deposit on potential acquisition	(1,000,000)	-

Net cash used in investing activities	(1,000,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:

Expenses covered by seller	-	24,701

Issuance of common stock	45,793	-

Issuance of preferred stock	954,207	-

Due to shareholders	-	21,882

Net cash provided by financing activities	1,000,000	46,583

NET DECREASE IN CASH	-	(12,904)

CASH at beginning of year	-	12,904

CASH at end of year	$-	$-

Supplemental disclosure of cash flow information

Cash paid for:

Interest	$-	$-

Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities

Issuance of contingent common stock for potential acquisition	$55,559	$-

Forgiveness of loan from shareholder	$-	$24,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Nukkleus Inc. (f/k/a Compliance & Risk Management Solutions Inc.) (“Nukkleus” or the “Company”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.

On February 5, 2016, Charms Investments, Ltd (“Charms”), the former majority shareholder of the Company, sold 146,535,140 shares of common stock to Currency Mountain Holdings Bermuda, Limited (“CMH”), the parent of the Company. CMH is wholly-owned by an entity that is owned by Emil Assentato, the Company’s CEO, CFO and Chairman. In addition, on the same date, CMH acquired 3,937,000 shares of common stock from another non-affiliated company.  The aggregate purchase price paid by CMH was $347,500.

On May 24, 2016, Nukkleus, its wholly-owned subsidiary, Nukkleus Limited, a Bermuda limited company (the “Subsidiary”), Charms, the former majority shareholder, and CMH entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Nukkleus purchased from CMH certain intellectual property, hardware, software and other assets (collectively, the “Assets”) in consideration of 48,400,000 shares of common stock of Nukkleus.  The Asset Purchase Agreement closed on May 24, 2016 (the “Closing”).  As a result of such acquisition, our operations are now focused on the operation of a foreign exchange trading business utilizing the Assets acquired from CMH.

On May 24, 2016, the Subsidiary entered into a General Services Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta, Ltd. (“FML Malta”), a private limited liability company formed under the laws of Malta. The General Services Agreement entered with FML Malta provides that FML Malta will pay the Subsidiary at minimum $2,000,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”).  Mr. Assentato is the sole owner and manager of DMA.  Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FML Malta. In addition, in order to appropriately service FML Malta, the Subsidiary entered into a  General Services Agreement with FXDirectDealer LLC (“FXDIRECT”), which  provides that the Subsidiary will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support.  FXDIRECT may terminate this agreement upon providing 90 days written notice.  Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT.  Max Q is the majority shareholder of Currency Mountain Holdings LLC.

On May 27, 2016, the Company obtained a 9.9% shareholder stake in IBIH Limited, a BVI corporation (“IBIH”) and acquired 100% of the issued and outstanding shares of GVS Limited, a BVI corporation (“Iron Australia”). In addition, the Company entered into a Stock Purchase Agreement pursuant to which it agreed to acquire the remaining equity in IBIH Limited and prior to such closing, the Company is required to enter into an option agreement to acquire FML Malta and FXDD Trading Limited operating units (the “Option”), which are affiliates through common ownership. These transactions are subject to regulatory approval, where applicable. As part of the above transaction, the parties have entered into an engagement agreement with Bentley Associates L.P. (“Bentley”) providing that Nukkleus will pay Bentley $600,000 in consideration of financial advisory services associated with the acquisition of IBIH. The fee may be paid in cash or stock but the cash portion may not be less than $400,000 and is to be paid following the closing of a financing transaction in excess of $2,500,000, subject to the terms and conditions contained in the engagement agreement.

Iron Australia has 100% ownership in GVS (AU) Pty Ltd (“GVS”). GVS was incorporated on April 15, 2010 as a company structured to operate in the financial services sector. It is authorized and regulated by the Australian Securities and Investments Commission (ASIC) and has an Australian Financial Services Licence (AFSL no. 417482) to allow for the provision of advice, deal and make a market in derivatives and foreign exchange contracts to retail and wholesale clients. GVS services wholesale and retail clients within Australia and the Asia Pacific region under the brand names used by IBIH. GVS currently deals as principal when dealing / issuing and acting as a market maker in derivatives and foreign exchange contracts. GVS provides, via its trading platform, to its clients direct access to the rates/prices at which GVS is prepared to deal. All clients’ transactions are executed with GVS and then automatically hedged on a back to back basis with its regulated affiliate counterparty, IronFX Global Limited, a subsidiary of IBIH. GVS has the necessary organizational functions/units as well as the required personnel in place to perform its operations. This includes an appointed Responsible Manager and additional staff such as a sales manager, certain number of account managers and outsourced professionals.

IBIH, which the Company presently owns 9.9% of the issued and outstanding capital stock, through its brand IronFX, is a leading online provider of retail foreign exchange (FX) trading and related online trading services with offices in eight countries around the world (but excluding the United States and U.S. territories). IronFX offers its customers 24-hour, five days a week direct access to the global over-the-counter (OTC) FX market, which is a decentralized market in which participants trade directly with one another rather than through a central exchange. In an FX trade, participants effectively buy one currency and simultaneously sell another currency, with the two currencies that make up the trade being referred to as a “currency pair.” IronFX presents our customers with price quotations on over 200 tradable instruments, including over 120 currency pairs, and provides our customers the ability to trade FX derivatives contracts on currency pairs through a product referred to as Contracts For Difference (CFD). We also offer other CFD products, including CFDs on metals, such as gold, on European and U.S. listed stocks and on futures linked to other products. Since IronFX commenced operations in December 2010, it experienced rapid growth until 2014. From 2014, it commenced an overall restructuring program with a view to reduce costs in light of the market conditions following the Swiss National Bank event.

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

On June 3, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation amending the first paragraph of the fourth article increasing its authorized shares of common stock to 900,000,000. The par value and preferred shares were not amended.

On August 1, 2016, the size of the Board of Directors of the Company was increased from one to six and Craig Marshak, Jacob Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as directors of the Company.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $378,600.  Our ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. These accounts were prepared under the accrual basis of accounting. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2016 and 2015.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended September 30, 2016 and 2015.

Revenue Recognition

Prior to February 13, 2015, the Company derived its revenue from the sale of general compliance and risk management consulting services (professional services revenue).  The Company utilizes written contracts as the means to establish the terms and conditions of the services that are sold to customers.

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104; Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2016 and 2015, the carrying value of accrued taxes, accrued liabilities, and due to/due from affiliates approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2016 and 2015. Actual results could differ from those estimates made by management.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “Equity” (“ASC 505”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

Recently Issued Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under U.S GAAP when it becomes effective. The amendments become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The standard allows an entity to apply the amendments in ASU 2014-09 using either the retrospective or cumulative effect transition method. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements.

ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”

This ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists, certain disclosures are required. As such management will now have primary responsibility for the going concern assessment under U.S GAAP. To date, this responsibility has rested principally with the independent auditor. The amendments in ASU 2014-15 apply to all entities, unless they have adopted the liquidation basis of accounting under Subtopic 205-30. The new standard applies prospectively to annual periods ending after December 15. 2016, and to interim and annual periods thereafter. Early application is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements.

ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The FASB believes that eliminating the concept of extraordinary items from U.S GAAP will save time and reduce costs for financial statement preparers, and will alleviate uncertainty for preparers, auditors and regulators because auditors and regulators no longer will need to evaluate whether a preparer presented an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature or infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The Company has implemented this pronouncement.

ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance makes targeted improvements to existing U.S GAAP by: (i) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value with changes in fair value recognized in net income; (ii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to financial statements; (iv) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (v) eliminating the requirement for public business to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (vi) requiring a reporting organization to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of adopting ASU 2016-01 on its consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Under this new guidance, a lease will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU2016-10”).” The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) Identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606; the guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the effects of adopting ASU 2016-10 on its consolidated financial statements.

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).” The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price, (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedients that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenues was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements as Topic 606. The guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the effects of adopting ASU 2016-12 on its consolidated financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).” ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the consolidated financial statements.

Note 3. Accrued Liabilities

Accrued liabilities comprise the following:
	2016	2015
Professional fees	$55,636	$-
Interest payable	4,877	-

Total	$60,513	$-

Note 4. Share Capital

The Company was authorized to issue 300,000,000 shares of common stock at par value of $0.0001 and 15,000,000 shares of Series A preferred stock at par value of $0.0001. On May 26, 2016, the Company increased its authorized common shares to 900,000,000.

On May 24, 2016, CMH sold the Assets to the Company in consideration of 48,400,000 shares of common stock of the Company. As the acquisition was from an entity under common control, the Company recorded the Assets at CMH’s carrying values, which were zero.

On May 27, 2016, the Company entered into a Stock Purchase Agreement to acquire, from IBIH, 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of Iron Australia for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition paid in cash has been recorded on the balance sheet as a “deposit on potential acquisition,” and the common stock as “contingent common stock” as the transaction is contingent upon regulatory approval (see the following paragraph). The shares were valued at $0.0023 per share.

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority (“FCA”) in the United Kingdom and from the regulators in Cyprus (’second closing’). The second closing is subject to the Company signing an option agreement with FML Malta and FXDD Trading Limited, providing that the Company may acquire both entities for $1. If the second closing does not occur (and not extended) before November 28th, 2016, the $1,000,000 is returned to the Company and the first closing is unwound. As a result of the first closing being contingent on the second closing, the 24,156,000 shares for the purchase of IBIH was recorded as contingent common stock, due to the uncertainty of the closing of the transaction. Prior to November 28, 2016, the Cyprus regulatory authority (“CYSEC”) granted all regulatory approvals for the transaction with Nukkleus to be consummated. Thereafter, additional submissions were made to the London FCA to commence the regulatory approval process in accordance with the terms of the SPA. Then, in December of 2016, the parties agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the second closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the second closing.

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

At September 30, 2016, during the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a discount on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.

In August 2016, the Company granted an outside attorney 100,000 shares of restricted common stock in the Company for professional services. The total fair value of this stock on the date of grant was $230 and was recorded within general and administrative expenses.

Note 5. Income Taxes

The provision for income taxes for the years ended September 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate):

	Year Ended September 30, 2016	Year Ended September 30, 2015

Current Tax Provision:

Federal-State-Local	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:

Federal	-	-

Loss carry-forwards	39,040	6,534

Change in valuation allowance	(39,040)	(6,534)

Total deferred tax provision	$-	$-

The Company had deferred income tax asset as of September 30, 2016 as follows:

Loss carry-forwards	$56,790	$17,426

Less - valuation allowance	(56,790)	(17,426)

Total net deferred tax assets	$-	$-

Total losses since inception:	$(378,600)	$(118,333)

The Company provided a valuation allowance equal to the deferred income tax assets for year ended September 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2016, the Company had approximately $378,600 in net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. net operating loss carry- forwards is limited under Section 382 of the Internal Revenue Code. The carry-forwards expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. All periods since inception are still subject to examination.

Note 6. Related Party Loans and Transactions

On May 23, 2016, the Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in connection with the IronFX transaction related to the SPA in consideration of a transaction fee equal to approximately $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee is payable upon the consummation of the IronFX transaction. As part of the Bentley Engagement, Mr. Craig Marshak, a director, acted as a sub-advisor to Bentley and is entitled to a portion of the Transaction Fee. The Company has not paid or recorded any fees as of September 30, 2016 in connection with the Bentley Engagement, as the Transaction Fee is a contingent liability and will recorded upon consummation of the related transaction.

On or about May 23, 2016, Nukkleus and IBIH each agreed to pay an amount of $25,000 to Triple Eight Markets as a consulting fee for an aggregate fee of $50,000. The fee was paid in the quarter ended June 30, 2016. In the same agreement, Nukkleus also agreed to retain Craig Marshak, a principal of Triple Eight Markets, for a term of 18 months with a monthly fee of $7,000 to act as a business and financial advisor. Under this agreement and as compensation for other services provided, the Company has paid Triple Eight Markets a total of $86,500.

Nukkleus uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to those affiliates. Also, the Company uses office space of affiliate companies, free of rent.

On May 24, 2016, the Company acquired selected technology assets from CMH. These assets were originally acquired by CMH from Forexware, LLC and FXDirectDealer, LLC. All of these entities are related companies by on common control. CMH agreed to permit Forexware, LLC and FXDirectDealer, LLC, a perpetual, irrevocable, non-assignable (except for such assignments resulting from a merger and/or acquisition), royalty-free, fully paid-up, worldwide non-exclusive, limited license to the Intellectual Property. As the acquisition was from an entity under common control, the Company recorded these assets at CMH’s carrying values, which were zero.

On May 24, 2016, the Company entered into a Global Service Agreement with FXDD Trading Limited, Bermuda. This service agreement was replaced by one with FML Malta with substantially the same terms. The Company is to invoice FML Malta a minimum of $2,000,000 per month in consideration for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

In addition, the Company entered into a Global Service Agreement with FXDIRECT to pay a minimum of $1,975,000 per month for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

Nukkleus can generate revenues/expenses in excess of $2 million/$1.975 million per month but in no event shall it be less than those amounts. FML Malta made direct payments to FXDIRECT in satisfaction of the amounts due Nukkleus, resulting in a receivable of $121,250.

Both of the above entities are affiliates through common ownership. As of September 30, 2016, the amount due from a related party is as follows:

	2016	2015

Related party accounts receivable:

FXDIRECT	$121,250	$-

Total related party receivable:	$121,250	$-

Total related party accounts payable:

Forexware	$317,796	$-

Total related party payable	$317,796	$-

As of September 30, 2016, service revenues and service costs to related parties are as follows:

Related party service revenue:

FML Malta, Ltd	$9,700,000	$-

Total related-party services revenue	$9,700,000	$-

Related party service costs:

FXDIRECT	$9,578,750	$-

Total related-party service costs:	$9,578,750	$-

The related party receivable represents monies that FML Malta paid to FXDIRECT on behalf of Nukkleus.

The related party payable represents expenses paid by Forexware, LLC on behalf of Nukkleus.

On August 1, 2013, the Company had engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”) to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and client delivery services. OCBSG is owned by William Schloth, the husband of the previous majority shareholder MLH. The Agreement provided for a monthly consulting fee of $5,000. The Agreement was mutually and satisfactorily terminated by the parties as of February 24, 2015 with the change of control and no amount was due to OCBSG. The Company has reflected this arrangement in the statement of operations as related party expenses. For the year ended September 30, 2015, $14,500 and $13,827 have been allocated to cost of revenue and operating expenses, respectively.

As of September 30, 2016 and 2015, the due to former stockholder balance principally consisted of professional and various filings fees borne by Charms.

Note 7. Subsequent Events

The second closing of the Stock Purchase Agreement was originally expected to occur on November 28th, 2016. Prior to November 28, 2016, the Cyprus regulatory authority (“CYSEC”) granted all regulatory approvals for the transaction with Nukkleus to be consummated. Thereafter, additional submissions were made to the London FCA to commence the regulatory approval process in accordance with the terms of the SPA. Then, in December of 2016, the parties agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the second closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the second closing.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The CEO and the CFO is the same person.

During evaluation of disclosure controls and procedures as of September 30, 2016 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended September 30, 2016. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited financial resources, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time CFO and to put it in place compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Chief Accounting Officer.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the Companies officers and directors as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Emil Assentato	67	Chief Executive Officer, Chief Accounting Officer and Chairman
Craig Marshak	57	Director
Jack Lahav	68	Director
Markos Kashiouris	44	Director
Efstathios Christophi	40	Director
Petros Economides	65	Director

Set forth below is a brief description of the background and business experience of our current executive officers or directors.

Emil Assentato was previously the Chief Executive Officer of Tradition North America, one of the leading inter-dealer brokers in the world, and a subsidiary of Compagnie Financiere Tradition, a leading global brand in inter-dealer broking listed on the Swiss Stock Exchange. He continues today as Chairman of Tradition North America. His career spans over 30 years of Wall Street leadership in Institutional Sales, Marketing and Senior Management. Mr. Assentato and his team were the founding shareholders of FXDD in 2002, and pioneered the brand in the early days of the retail forex industry. Having lead a management buyout of the brand from Tradition, and whilst keeping Tradition as a minority equity partner, Mr. Assentato in recent years, re-focused the brand strategy on Asian markets.

Craig Marshak has over twenty years of experience in financial services.  From 2010 to 2014, he was a founding partner of Israel Venture Partners, and a Managing Director at Cross Point Capital Advisors. From 2007 to 2010, Mr. Marshak headed the London office of Trafalgar Capital, a $200 million mezzanine capital fund headquartered in Luxemburg. Prior to that, he was a managing director and co-head of Nomura merchant banking technology growth fund. Prior to that, he was a managing director at Robertson Stephens. Prior to that, he was an executive at Wertheim Schroder and its affiliates in New York and London.  He commenced his Wall Street career at Morgan Stanley.  He received his bachelor’s degree from Duke University, and a JD from Harvard Law School.

Jack Lahav has served as a director of Perma-Fix Environmental Services, Inc. since September 2001 and is a private investor and entrepreneur, specializing in launching and growing sophisticated technological businesses. Mr. Lahav is a philanthropist, devoting much of his time to charitable activities, serving as President as well as Board member of several charities. Mr. Lahav currently serves as Chairman of several companies, among them Docsera, a company that develops fast digitations capability for the education market; Buzzilla, an Israeli company that delivers the conversation on the internet a client seeks to follow about its organization or company; and Phoenix Audio Technologies, a company that provides better audio communication solutions for Voice over Internet Protocol (“VoIP”) and other internet applications. Previously, Mr. Lahav founded Remarkable Products Inc. and served as its President from 1980 to 1993. Mr. Lahav co-founded Lamar Signal Processing, Inc., a digital signal processing company, and was President of Advanced Technologies, Inc., a robotics company that was acquired by a leading U.S manufacturing company. Mr. Lahav served as a director of Vocaltec Communications, Ltd., the company that pioneered VoIP, and helped complete its initial public offering on NASDAQ. From 2001 to 2004, Mr. Lahav served as Chairman of Quigo Technologies, Inc., a search-engine company acquired by AOL in December 2007.

Markos A. Kashiouris has served as the Chief Executive Officer of IronFX Global Limited (“IronFX”) since March 2014, has served as the Chairman of the Board of Directors of IronFX since 2013 and has served as a director of IronFX since cofounding IronFX in January 2010. During his career, Mr. Kashiouris has founded and developed successful businesses spanning real estate, financial services and international franchising / brokerage. Mr. Kashiouris founded Terra Capital, an investment firm primarily focused on real estate, in 2000. Mr. Kashiouris owns a specialized housing portfolio in London, catering specifically to the U.K. public sector. He is a Fellow of the Institute of Chartered Accountants in England and Wales (FCA), a Member of the Chartered Institute of Marketing (MCIM), a Fellow of the Chartered Institute of Securities and Investment (FCSI) and a Member of the Chartered Institute of Securities and Investment (MCSI). Mr. Kashiouris is also a FSA-registered Securities Representative (Level 3). He worked for JP Morgan Chase and Commerzbank Securities in London where he was top-rated in the 2001 and 2002 Extel Surveys. Mr. Kashiouris holds a Bachelors Degree in Econometrics from the University of Manchester and a Masters Degree in Strategic Marketing Management from UMIST.

Efstathios Christophi has served as the Chief Financial Officer of IronFX since 2012 and as the Executive Director of IronFX since March 2016. Prior to joining IronFX, Mr. Christophi was an Associate Director, Global Investment Banking and Markets at HSBC in London from September 2011 through October 2012. He was the Chief Financial Officer and a member of the investment committee at Dafolia Management from August 2010 through September 2011 and previously served in another role at HSBC from July 2007 through July 2010. Mr. Christophi also worked as an internal auditor at EFG Eurobank and as an external auditor at Andersen Worldwide and Pannell Kerr Foster. He is a Member of the Institute of Chartered Accountants in Wales (ACA) and the Association of Certified Fraud Examiners (CFE). He holds a Bachelors Degree in Accounting and Financial Management from the University of Essex and an MBA from the Kellogg School of Management at Northwestern University.

Petros G. Economides has served as a non-Executive Director of IronFX since he cofounded IronFX in January 2010.  Mr. Economides is currently the Chairman of P.G. Economides & Co. Ltd. (founded in 1972) which provides accounting and audit services.  He also serves as a member of the board of directors of a number of major international private companies.  Mr. Economides is a Fellow Member of the Association of Chartered Institute of Certified Accountants (FCCA) and a Member of the Institute of Certified Public Accountants of Cyprus (ICPAC), a Member of the Chartered Institute of Securities and Investment (MCSI), Member of the International Tax Planning Association (ITPA), a Member of the World Council and the International Committee of the Society of Trust and Estate Practitioners (STEP), as well as the Honorary Founder and past Chairman of STEP Cyprus, in addition to being a member of in various other international professional consulting organizations.  Mr. Economides is also the Consul of Cape Verde in Cyprus.

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is six.  In no event may we have less than one director. Although we anticipate appointing additional directors in the future, as of the date hereof we have six directors.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC for Companies registered under Section 12 of the Exchange Act (“Section 12”). Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a).

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTCPink on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

There has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors for the year ended September 30, 2016.  We do not intend to pay salaries in the next twelve months.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Each director receives a fee of $20,000 per year, with such fee to begin to accrue after July 31, 2017. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

The Company currently has no employment agreements with its officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 27 2016 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of December 27, 2016, we had 254,641,100 shares of common stock issued and outstanding, and 100,000 shares of Series A preferred stock issued and outstanding.

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

Name and Address	Beneficially Owned		Percentage Owned
Currency Mountain Holdings Bermuda, Limited *	214,785,140	(3)	84%
IBIH Limited 2, IAPETOU STREET AGIOS ATHANASIOS 4101 LIMASSOL CYPRUS	24,156,000		9%

Emil Assentato**	214,785,140	(1)	84%
Craig Marshak**	482,080		—
Jack Lahav**	—		—
Markos Kashiouris**	24,156,000	(2)	10%
Efstathios Christophi**	—		—
Petros Economides**	—		—

All executive officers and directors as a group (6 people)	239,423,220		94%

* The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

** Officer and/or director of the Company. The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

(1)	CMH is wholly-owned by an entity that is majority-owned by Emil Assentato, the Company’s CEO, CFO and Chairman.
(2)	Mr. Kashiouris is a director and principal shareholder of IBIH Limited.
(3)	Comprised of 214,285,140 shares of common stock and 500,000 shares of common stock for the assumed redemption of the Series A preferred stock at the contractual floor of $0.20 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 5, 2016, Charms sold 146,535,140 shares of common stock to CMH. CMH is wholly-owned by an entity that is owned by Emil Assentato. In addition, on the same date, CMH acquired 3,937,000 shares of common stock from another non-affiliated company. The aggregate purchase price paid by CMH was $347,500.

On May 24, 2016, Nukkleus, the Subsidiary, Charms, and CMH entered into the Asset Purchase Agreement, pursuant to which Nukkleus purchased from CMH certain intellectual property, hardware, software and other assets (collectively, the “Assets”) in consideration of 48,400,000 shares of common stock of Nukkleus. The Asset Purchase Agreement closed on May 24, 2016.

On May 24, 2016, the Subsidiary entered into a General Services Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta, Ltd. (“FML Malta”), a private limited liability company formed under the laws of Malta. The General Services Agreement entered into with FML Malta provides that FML Malta will pay the Subsidiary at minimum $2,000,000 per month. Emil Assentato is also the majority member of Max Q, which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FML Malta. In addition, in order to appropriately service FML Malta, the Subsidiary entered into a General Services Agreement with FXDirectDealer LLC (“FXDIRECT”), which provides that the Subsidiary will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days written notice. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

On May 27, 2016, the Company obtained a 9.9% shareholder stake in IBIH and acquired 100% of the issued and outstanding shares of Iron Australia. In addition, the Company entered into a Stock Purchase Agreement pursuant to which it agreed to acquire the remaining equity in IBIH Limited and prior to such closing, the Company is required to enter into an option agreement to acquire FML Malta and FXDD Trading Limited operating units (the “Option”), which are affiliates through common ownership. These transactions are subject to regulatory approval, where applicable. As part of the above transaction, the parties have entered into an engagement agreement with Bentley Associates L.P. (“Bentley”) providing that Nukkleus will pay Bentley $600,000 in consideration of financial advisory services associated with the acquisition of IBIH. The fee may be paid in cash or stock but the cash portion may not be less than $400,000 and is to be paid following the closing of a financing in excess of $2,500,000, subject to the terms and conditions contained in the engagement agreement.

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close will occur with the closing of the Company’s acquisition of IBIH.

On May 23, 2016, the Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in connection with the IronFX transaction related to the SPA in consideration of a transaction fee equal to approximately $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee is payable upon the consummation of the IronFX transaction. As part of the Bentley Engagement, Mr. Craig Marshak, a director, acted as a sub-advisor to Bentley and is entitled to a portion of the Transaction Fee. The Company has not paid or recorded any fees as of September 30, 2016, in connection with the Bentley Engagement, as the Transaction fee is a contingent liability and will recorded upon consummation of the related transaction.

On or about May 23, 2016, Nukkleus and IBIH, the parent company of IronFX, Limited, each agreed to pay an amount of $25,000 to Triple Eight Markets as a consulting fee for an aggregate fee of $50,000. The fee was paid in the quarter ended June 30, 2016. In the same agreement, Nukkleus also agreed to retain Craig Marshak, a principal of Triple Eight Markets, for a term of 18 months with a monthly fee of $7,000 to act as a business and financial advisor. Under this agreement and as compensation for other services provided, the Company has paid Triple Eight Markets a total of $86,500.

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

Item 14. Principal Accounting Fees and Services.

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our board of directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board of directors before the audit commences.

The independent auditor also submits an audit services fee proposal, which also must be approved by the board of directors before the audit commences.

We had the following independent registered public accounting firms:

•	For the year ended 2015 and through March 31, 2016, our principal independent auditor was Rosenberg Rich Baker Berman & Co.; and
•	Thereafter, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for the audit of the year ended September 30, 2016.

The following table indicates the annual audit fees billed to us for services performed for the:

	Year Ended September 30, 2016	Year Ended September 30, 2015

Audit Fees	$30,000	$15,000
All Other Fees	-	-

Total	$30,000	$15,000

* Audit Fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the financial statements.

** All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit
Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited. (1)

10.2	General Services Agreement between Nukkleus Limited and FML Malta, Ltd. dated May 24, 2016. (4)

10.3	General Services Agreement between Nukkleus Limited and FXDirectDealer, LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited. (2)

10.6	Amendment No. 1 to dated June 3, 2016 to the General Services Agreement between Nukkleus Limited and FXDD Trading Limited. (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Director Agreement by and between Nukkleus Inc. and Jacob Lahav dated August 1, 2016 (3)

10.10	Director Agreement by and between Nukkleus Inc. and Markos A. Kashiouris dated August 1, 2016 (3)

10.11	Director Agreement by and between Nukkleus Inc. and Efstathios Christophi dated August 1, 2016 (3)

10.12	Director Agreement by and between Nukkleus Inc. and Petros G. Economides dated August 1, 2016 (3)

21.1	List of Subsidiaries (2)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labeled*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: January 13, 2017	By:	/s/Emil Assentato

Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Emil Assentato	Chief Executive Officer (Principal Executive Officer) and	January 13, 2017
Chief Financial Officer (Principal Financial Officer)

