Form 10-K/A
period 2016-09-30
Nukkleus Inc.
filed 2017-02-16
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended September 30, 2016 (“Original Form 10-K”) on January 13, 2017. The registrant inadvertently omitted certain required language from paragraph 4 of the certifications of the registrant’s principal executive officer and principal financial officer required by Item 601(b)(31) of Regulation S-K.

This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing revised certifications by the registrant’s principal executive officer and principal financial officer, including the previously omitted language. These revised certifications are currently dated, refer to this Form 10-K/A, and are being included as exhibits to this Amendment No.1 on Form10-K/A under Part IV, Item 15 hereof. This Form 10-K/A contains only the cover page, this explanatory note, a signature page, and the revised certifications.

Except as described above, no attempt has been made in this Amendment No.1 on Form 10-K/A to modify or update the other disclosures or exhibits presented in the Original Form 10-K. Except as presented in this Form 10-K/A and except for Exhibit 31.1 filed herewith, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC.

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

NUKKLEUS INC.

Dated: February 15, 2017	By:	/s/Emil Assentato

Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Emil Assentato	Chief Executive Officer (Principal Executive Officer) and	February 15, 2017
Chief Financial Officer (Principal Financial Officer)