Form 10-Q
period 2017-03-31
Nukkleus Inc.
filed 2017-05-15
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter ☐

Non-accelerated filter	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2017
Common Stock, $0.0001 par value per share	254,641,100 shares

2

PART I. Financial Information

Item 1. Interim Financial Statements.

3

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

	3/31/2017	9/30/2016
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Deposit on potential acquisition	-	1,055,559
Due from affiliate	271,250	121,250

TOTAL CURRENT ASSETS	271,250	1,176,809

Deposit on potential acquisition	1,055,559	-

TOTAL ASSETS	$1,326,809	$1,176,809

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Due to affiliates	$554,380	$317,796
Due to former stockholder	21,882	21,882
Accrued taxes	-	250
Accrued liabilities	105,338	60,513
TOTAL CURRENT LIABILITIES	681,600	400,441

Series A redeemable preferred stock liability at $10 stated value; 100,000 shares issued and outstanding ($1,000,000 less discount of $38,236 and $42,815, respectively)	961,764	957,185

TOTAL LIABILITIES	1,643,364	1,357,626

Contingent Common Stock (24,156,000 shares issued and outstanding)	55,559	55,559

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, 900,000,000 shares authorized; 230,485,100 shares issued and outstanding, at both March 31, 2017 and September 30, 2016	23,049	23,049
Additional paid-in capital	119,175	119,175
Retained (deficit)	(514,338)	(378,600)
TOTAL STOCKHOLDERS' (DEFICIT)	(372,114)	(236,376)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,326,809	$1,176,809

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	ended March	ended March	ended March	ended March
	31, 2017	31, 2016	31, 2017	31, 2016

Revenues:
Service revenues from related parties	$6,000,000	$-	$12,000,000	$-
Total Revenues	6,000,000	-	12,000,000	-

Cost of revenues from a related party	5,925,000	-	11,850,000	-
Gross Profit	75,000	-	150,000	-

Operating expenses:
General and administrative	152,154	10,000	273,659	10,000
Total operating expenses	152,154	10,000	273,659	10,000

(Loss) from operations	(77,154)	(10,000)	(123,659)	(10,000)

Interest expense on preferred stock	(3,750)	-	(7,500)	-
Amortization of debt discount	(2,290)	-	(4,579)	-
Net (loss) attributable to common shareholders	$(83,194)	(10,000)	$(135,738)	$(10,000)

Net (loss) per share - basic and diluted	$0.00	0.00	$0.00	$0.00

Weighted number of shares outstanding -
Basic and diluted	254,641,100	166,535,100	254,641,100	166,535,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Six months	Six months
	ended March	ended March
	31, 2017	31, 2016

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss)	$(135,738)	$(10,000)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	4,579	-
Changes in assets and liabilities:
Due to affiliates	236,584	-
Due from affiliates	(150,000)	-
Accounts payable and accrued expenses	44,575	-
Net cash used in operating activities	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Loan from shareholder	-	10,000
Net cash provided by financing activities	-	10,000
NET DECREASE IN CASH	-	-
CASH at beginning of period	-	-
CASH at end of period	$-	$-
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

On May 27, 2016, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire, from IBIH Limited, a BVI corporation (“IBIH”) 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of GVS Limited, a BVI corporation (“Iron Australia”) for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition paid in cash has been recorded on the balance sheet as a “deposit on potential acquisition,” and the common stock as “contingent common stock” as the transaction is contingent upon regulatory approval (see the following paragraph).

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom (“London FCA”) and from the regulators in Cyprus (‘second closing’). The second closing is subject to the Company signing an option agreement with FML Malta and FXDD Trading Limited operating units (the “Option”), which are affiliates through common ownership, providing that the Company may acquire both entities for $1. These transactions are subject to regulatory approval, where applicable.

The terms of the Agreement stipulated that if the second closing does not occur before November 28, 2016, the $1,000,000 will be returned to the Company and the first closing will be unwound. As a result of the first closing being contingent on the second closing, the 24,156,000 shares for the purchase of IBIH was recorded as contingent common stock, due to the uncertainty of the closing of the transaction. Prior to November 28, 2016, the Cyprus regulatory authority (“CYSEC”) granted all regulatory approvals for the transaction with Nukkleus to be consummated. Thereafter, additional submissions were made to the London FCA to commence the regulatory approval process in accordance with the terms of the SPA. Then, in December of 2016, the parties agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the second closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the second closing.

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

Iron Australia has 100% ownership in GVS (AU) Pty Ltd (“GVS”). GVS was incorporated on April 15, 2010 as a company structured to operate in the financial services sector. It is authorized and regulated by the Australian Securities and Investments Commission (ASIC) and has an Australian Financial Services License (AFSL no. 417482) to allow for the provision of advice, deal and make a market in derivatives and foreign exchange contracts to retail and wholesale clients. GVS services wholesale and retail clients within Australia and the Asia Pacific region under the brand names used by IBIH. GVS currently deals as principal when dealing / issuing and acting as a market maker in derivatives and foreign exchange contracts. GVS provides, via its trading platform, to its clients direct access to the rates/prices at which GVS is prepared to deal. All clients’ transactions are executed with GVS and then automatically hedged on a back to back basis with its regulated affiliate counterparty, IronFX Global Limited, a subsidiary of IBIH. GVS has the necessary organizational functions/units as well as the required personnel in place to perform its operations. This includes an appointed Responsible Manager and additional staff such as a sales manager, certain number of account managers and outsourced professionals.

IBIH, which the Company presently owns 9.9% of the issued and outstanding capital stock, through its brand IronFX, is a leading online provider of retail foreign exchange (FX) trading and related online trading services with offices in eight countries around the world (but excluding the United States and U.S. territories). IronFX offers its customers 24-hour, five days a week direct access to the global over-the-counter (OTC) FX market, which is a decentralized market in which participants trade directly with one another rather than through a central exchange. In an FX trade, participants effectively buy one currency and simultaneously sell another currency, with the two currencies that make up the trade being referred to as a “currency pair.” IronFX presents customers with price quotations on over 200 tradable instruments, including over 120 currency pairs, and provides customers the ability to trade FX derivatives contracts on currency pairs through a product referred to as Contracts For Difference (CFD). IronFX also offers other CFD products, including CFDs on metals, such as gold, on European and U.S. listed stocks and on futures linked to other products. Since IronFX commenced operations in December 2010, it experienced rapid growth until 2014. From 2014, it commenced an overall restructuring program with a view to reduce costs in light of the market conditions following the Swiss National Bank event.

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

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $514,338.

The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company either needs to borrow funds or raise additional capital through equity or debt financings.  However, it cannot be certain that such capital (from its stockholders or third parties) will be available or whether such capital will be available on terms that are acceptable. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact its business. If the Company is unable to raise sufficient additional capital on acceptable terms, it will have insufficient funds to operate its business or pursue its planned growth.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2017.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2017, the carrying value of accrued taxes, accrued liabilities, and due to/due from affiliates approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2017.  Actual results could differ from those estimates made by management.

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

3. Share Capital

On May 27, 2016, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire, from IBIH, 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of Iron Australia for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition paid in cash has been recorded on the balance sheet as a “deposit on potential acquisition,” and the common stock as “contingent common stock” as the transaction is contingent upon regulatory approval (see the following paragraph). The shares were valued at $.0023 per share. The deposit on potential acquisition was moved to non-current assets as of December 31, 2016, due to the uncertainty of the timing of the second closing as noted below.

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom (“London FCA”) and from the regulators in Cyprus (‘second closing’). The second closing is subject to the Company signing an option agreement with FML Malta and FXDD Trading Limited, providing that the Company may acquire both entities for $1. The terms of the Agreement stipulated that if the second closing does not occur before November 28, 2016, the $1,000,000 will be returned to the Company and the first closing will be unwound. As a result of the first closing being contingent on the second closing, the 24,156,000 shares for the purchase of IBIH was recorded as contingent common stock, due to the uncertainty of the closing of the transaction. Prior to November 28, 2016, the Cyprus regulatory authority (“CYSEC”) granted all regulatory approvals for the transaction with Nukkleus to be consummated. Thereafter, additional submissions were made to the London FCA to commence the regulatory approval process in accordance with the terms of the SPA. Then, in December of 2016, the parties agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the second closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the second closing.

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

During the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a discount on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.

4. Related-Party Transactions

On May 23, 2016, the Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in connection with the IronFX transaction related to the SPA in consideration of a transaction fee equal to approximately $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee is payable upon the consummation of the IronFX transaction. As part of the Bentley Engagement, Mr. Craig Marshak, a director, acted as a sub-advisor to Bentley and is entitled to a portion of the Transaction Fee. The Company has not paid or recorded any fees as of March 31, 2017 in connection with the Bentley Engagement, as the Transaction Fee is a contingent liability and will be recorded upon consummation of the related transaction.

Nukkleus agreed to retain Craig Marshak, a principal of Triple Eight Markets, for a term of 18 months with a monthly fee of $7,000 to act as a business and financial advisor. Under this agreement and as compensation for other services provided, the Company has recognized an expense related to Triple Eight Markets, a total of $15,000 and $65,000 for the three and six months period ended March 31, 2017, respectively.

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

On May 24, 2016, the Company entered into a Global Service Agreement with FXDD Trading Limited. This service agreement was replaced by one with FML Malta, a related party, with substantially the same terms. The Company is to invoice FML Malta a minimum of $2,000,000 per month in consideration for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support.

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

FML Malta made direct payments to FXDIRECT in satisfaction of the amounts due Nukkleus, resulting in a receivable of $271,250, as of March 31, 2017.

Both of the above entities are affiliates through common ownership. As of March 31, 2017, the amount due from/to a related party is as follows:

	March 31, 2017	September 30, 2016

Related party accounts receivable:
FXDIRECT	$271,250	$121,250
Total related party receivable:	271,250	121,250

Total related party accounts payable:

Forexware	$538,899	$317,796
FXDIRECT	15,481	-
Total related party payable	554,380	317,796

	Three Months period ended March 31, 2017	Three Months period ended March 31, 2016	Six Months period ended March 31, 2017	Six Months period ended March 31, 2016

Related party service revenue:

FML Malta	$6,000,000	$-	$12,000,000	$-
Total related-party services revenue	6,000,000	-	12,000,000	-

Related party service costs:

FXDIRECT	$5,925,000	$-	$11,850,000	$-
Total related-party service costs:	5,925,000	-	11,850,000	-

The related-party receivable represents monies that FML Malta paid to FXDIRECT on behalf of Nukkleus.

The related-party payable represents expenses paid by Forexware, LLC and FXDIRECT on behalf of Nukkleus.

As of March 31, 2017, the due to former stockholder balance principally consisted of professional and various filings fees borne by the majority former stockholder of the Company

5. Subsequent events

There were no events that occurred subsequent to March 31, 2017 that require adjustment to or disclosure in the financial statements.

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

Results of Operations

Summary of Key Results

For the three months ended March 31, 2017 versus March 31, 2016

Revenues and Cost of Revenues

Total revenues for the three months ended March 31, 2017 versus March 31, 2016 were $6,000,000 and $0, respectively. Revenues are from general support services rendered to a related party. The significant increase is due to revenues derived from the service agreement entered in May 2016. No such agreement was in place as of March 31, 2016.

Costs of revenues for the three months ended March 31, 2017 versus March 31, 2016 were $5,925,000 and $0, respectively.  Cost of revenue represents amount incurred for general support services rendered by a related party.  The significant increase in costs was due to expenses incurred as a result of the Global Services Agreement entered in May 2016. No such agreement existed as of March 31, 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 versus March 31, 2016, were $152,154 versus $10,000, respectively.  These amounts were primarily third-party professional fees.

For the six months ended March 31, 2017 versus March 31, 2016

Revenues and Cost of Revenues

Total revenues for the six months ended March 31, 2017 versus March 31, 2016 were $12,000,000 and $0, respectively. Revenues are from general support services rendered to a related party. The significant increase is due to revenues derived from the service agreement entered in May 2016. No such agreement was in place as of March 31, 2016.

Costs of revenues for the six months ended March 31, 2017 versus March 31, 2016 were $11,850,000 and $0, respectively.  Cost of revenue represents amount incurred for general support services rendered by a related party.  The significant increase in costs was due to expenses incurred as a result of the Global Services Agreement entered in May 2016. No such agreement existed as of March 31, 2016.

Operating Expenses

Total operating expenses for the six months ended March 31, 2017 versus March 31, 2016, were $273,659 versus $10,000, respectively.   These amounts were primarily third-party professional fees.

Liquidity and Capital Resources

At March 31, 2017, we had cash of $0.

We had a total stockholders’ deficit of ($372,114) and an accumulated deficit of ($514,338) as of March 31, 2017.

All disbursements have been paid by affiliates. There were no investing or financing activities for the six months ended March 31, 2017.

Our ability to continue as a going concern is dependent upon the management of expenses and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer /Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

In the Form 10-K filed by the Company for the year ended September 30, 2016 and the Form 10-Q filed for the three months ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to the lack of segregation of duties due to the Company's small size. During the evaluation of disclosure controls and procedures as of March 31, 2017, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective.

Steps taken during fiscal 2017 to remediate its material weakness were:

•	Improved the coordination and communication between the Company and its outsourced accounting consultants ("accountants") regarding the financial reporting process and internal controls over the accounting for non-routine, complex transactions;

•	Developed written policies and procedures, and tested the controls to ascertain that the controls are being satisfactorily followed.

Management believes the changes discussed above are sufficient to mitigate the material weakness identified.

(b) Changes in the Company's Internal Controls over Financial Reporting

Other than described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Recent Sale of Unregistered Securities

None

7

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

NUKKLEUS INC

Dated: May 15, 2017	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Emil Assentato	Chief Executive Officer, Chief	May 15, 2017
Accounting Officer & Chairman

