Form 10-Q
period 2017-06-30
Nukkleus Inc.
filed 2017-08-11
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 8, 2017
Common Stock, $0.0001 par value per share	254,641,100 shares

PART I. Financial Information

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

	6/30/2017	9/30/2016
ASSETS
CURRENT ASSETS:
Cash	$330,769	$—
Deposit on potential acquisition	—	1,055,559
Due from affiliate	—	121,250

TOTAL CURRENT ASSETS	330,769	1,176,809

Deposit on potential acquisition	1,055,559	—

TOTAL ASSETS	$1,386,328	$1,176,809

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Due to affiliates	$639,431	$317,796
Due to former stockholder	21,882	21,882
Accrued taxes	—	250
Accrued liabilities	95,294	60,513
TOTAL CURRENT LIABILITIES	756,607	400,441

Series A redeemable preferred stock liability at $10 stated value; 100,000 shares issued and outstanding ($1,000,000 less discount of $35,946 and $42,815, respectively)	964,054	957,185

TOTAL LIABILITIES	1,720,661	1,357,626

Contingent Common Stock (24,156,000 shares issued and outstanding)	55,559	55,559

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, 900,000,000 shares authorized; 230,485,100 shares issued and outstanding, at both June 30, 2017 and September 30, 2016	23,049	23,049
Additional paid-in capital	119,175	119,175
Retained (deficit)	(532,116)	(378,600)
TOTAL STOCKHOLDERS’ (DEFICIT)	(389,892)	(236,376)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,386,328	$1,176,809

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016

Revenues:
Service revenues from related party	$6,000,000	$2,400,000	$18,000,000	$2,400,000
Total Revenues	6,000,000	2,400,000	18,000,000	2,400,000

Cost of revenues from a related party	5,925,000	2,370,000	17,775,000	2,370,000
Gross Profit	75,000	30,000	225,000	30,000

Operating expenses:
General and administrative	86,738	158,429	360,397	168,429
Total operating expenses	86,738	158,429	360,397	168,429

(Loss) from operations	(11,738)	(128,429)	(135,397)	(138,429)

Interest expense on preferred stock	(3,750)	(11)	(11,250)	(11)
Amortization of debt discount	(2,290)	(687)	(6,869)	(687)
Net (loss) attributable to common shareholders	$(17,778)	$(129,127)	$(153,516)	$(139,127)

Net (loss) per share - basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted number of shares outstanding - Basic and diluted	254,641,100	201,893,825	254,641,100	178,261,208

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Nine months ended June 30, 2017	Nine months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(153,516)	$(139,127)

Amortization of debt discount	6,869	687

Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:

Due to affiliates	321,635	2,370,000
Due from affiliate	121,250	(2,400,000)
Accrued taxes	(250)	—
Accounts payable and accrued expenses	34,781	20,012
Net cash provided by (used in) operating activities	330,769	(148,428)

CASH FLOW FROM INVESTING ACTIVITIES:

Deposit on potential acquisition	—	(1,000,000)
Net cash used in investing activities	—	(1,000,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of common stock	—	45,792
Issuance of preferred stock	—	954,208
Due to shareholders	—	148,428
Net cash provided by financing activities	—	1,148,428
NET INCREASE IN CASH	330,769	—
CASH at beginning of period	—	—
CASH at end of period	$330,769	$—
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income Taxes	$—	$—
Supplemental schedule of non-cash investing activities
Issuance of contingent common stock for potential acquisition	$—	$55,559

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

On May 27, 2016, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire, from IBIH Limited, a BVI corporation (“IBIH”) 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of GVS Limited, a BVI corporation (“Iron Australia”) for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition paid in cash has been recorded on the balance sheet as a “deposit on potential acquisition,” and the common stock as “contingent common stock” as the transaction is contingent upon future event(s) (see the following paragraph).

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom (“London FCA”) and from the regulators in Cyprus (“Second Closing”). The Second Closing is subject to the Company signing an option agreement with FML Malta and FXDD Trading Limited operating units (the “Option”), which are affiliates through common ownership, providing that the Company may acquire both entities for $1. These transactions are subject to regulatory approval, where applicable.

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

The Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The Second Closing will occur with the closing of the Company’s acquisition of IBIH.

Iron Australia has 100% ownership in GVS (AU) Pty Ltd (“GVS”). GVS was incorporated on April 15, 2010 as a company structured to operate in the financial services sector. It is authorized and regulated by the Australian Securities and Investments Commission (ASIC) and has an Australian Financial Services License (AFSL no. 417482) to allow for the provision of advice, deal and make a market in derivatives and foreign exchange contracts to retail and wholesale clients. GVS services wholesale and retail clients within Australia and the Asia Pacific region under the brand names used by IBIH. GVS currently deals as principal when dealing / issuing and acting as a market maker in derivatives and foreign exchange contracts. GVS provides, via its trading platform, its clients with direct access to the rates/prices at which GVS is prepared to deal. All clients’ transactions are executed with GVS and then automatically hedged on a back to back basis with its regulated affiliate counterparty, IronFX Global Limited, a subsidiary of IBIH. GVS has the necessary organizational functions/units as well as the required personnel in place to perform its operations. This includes an appointed Responsible Manager and additional staff such as a sales manager, certain number of account managers and outsourced professionals.

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

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $532,116.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2017.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2017, the carrying value of accrued taxes, accrued liabilities, and due to/due from affiliates approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2017. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to require an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The amendments become effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ended December 31, 2018 for the Company). Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The standard allows an entity to apply the amendments in ASU 2014-09 using either the retrospective or cumulative effect transition method. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements.

ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists, certain disclosures are required. As such, management will now have primary responsibility for the going concern assessment under U.S. GAAP. To date, this responsibility has rested principally with the independent auditor. The amendments in ASU 2014-15 apply to all entities, unless they have adopted the liquidation basis of accounting under Subtopic 205-30. The new standard applies prospectively to annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods (quarter ended December 31, 2017 for the Company). Early application is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements, but the adoption of ASU 2014-15 is not expected to have a significant impact.

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

ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” In November 2015, the FASB issued (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods (quarter ended December 31, 2017 for the Company). Early adoption is permitted. A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as the Company continues to provide a full valuation allowance against its net deferred tax assets.

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance makes targeted improvements to existing U.S. GAAP by: (i) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (v) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (vi) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public business entities must apply the new requirements for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ended December 31, 2018 for the Company). The Company is currently evaluating the effects of adopting ASU 2016-01 on its consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Under this new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU will take effect for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods (quarter ended December 31, 2019 for the Company). Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).” The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) Identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This pronouncement has the same effective date as the new revenue standard, which is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017 (quarter ended December 31, 2018 for the Company). The Company is currently evaluating the effects of adopting ASU 2016-10 on its consolidated financial statements.

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).” The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price, (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedients that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenues was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements as Topic 606. The guidance will have the same effective date and transition requirements as the ASU 2014-09. The Company is currently evaluating the effects of adopting ASU 2016-12 on its consolidated financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).” ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ended December 31, 2018 for the Company). The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).” In October 2016, the FASB issued ASU 2016-16 with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require entities to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ended December 31, 2018 for the Company). The Company is currently evaluating the effects of adopting ASU 2016-16 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control (“ASU 2016-17”).” In October 2016, the FASB issued ASU 2016-17 which amends the guidance issued with ASU 2015-02 in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity (“VIE”). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this guidance to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods (quarter ended December 31, 2017 for the Company). Early adoption is not permitted. The Company is currently evaluating the effects of adopting ASU 2016-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”).” In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ended December 31, 2018 for the Company). The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3. Share Capital

On May 27, 2016, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire, from IBIH, 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of Iron Australia for 24,156,000 shares of common stock of the Company (‘first closing’). The cost of acquisition paid in cash has been recorded on the balance sheet as a “deposit on potential acquisition,” and the common stock as “contingent common stock” as the transaction is contingent upon future event(s) (see the following paragraph). The shares were valued at $.0023 per share. The deposit on potential acquisition was moved to non-current assets as of December 31, 2016, due to the uncertainty of the timing of the Second Closing as noted below.

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom (“London FCA”) and from the regulators in Cyprus (“Second Closing”). The Second Closing is subject to the Company signing an option agreement with FML Malta and FXDD Trading Limited, providing that the Company may acquire both entities for $1. The terms of the Agreement stipulated that if the Second Closing does not occur before November 28, 2016, the $1,000,000 will be returned to the Company and the first closing will be unwound. As a result of the first closing being contingent on the Second Closing, the 24,156,000 shares for the purchase of IBIH was recorded as contingent common stock, due to the uncertainty of the closing of the transaction. Prior to November 28, 2016, the Cyprus regulatory authority (“CYSEC”) granted all regulatory approvals for the transaction with Nukkleus to be consummated. Thereafter, additional submissions were made to the London FCA to commence the regulatory approval process in accordance with the terms of the SPA. Then, in December of 2016, the parties agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the Second Closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the Second Closing.

The Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The Second Closing will occur with the closing of the Company’s acquisition of IBIH.

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

4. Related-Party Transactions

On May 23, 2016, the Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in connection with the IronFX transaction related to the SPA in consideration of a transaction fee equal to approximately $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee is payable upon the consummation of the IronFX transaction. As part of the Bentley Engagement, Mr. Craig Marshak, a director, acted as a sub-advisor to Bentley and is entitled to a portion of the Transaction Fee. The Company has not paid or recorded any fees as of June 30, 2017 in connection with the Bentley Engagement, as the Transaction Fee is a contingent liability and will be recorded upon consummation of the related transaction.

Nukkleus agreed to retain Craig Marshak, a principal of Triple Eight Markets, for a term of 18 months with a monthly fee of $7,000 to act as a business and financial advisor. Under this agreement and as compensation for other services provided, the Company has recognized an expense related to Triple Eight Markets, a total of $30,000 and $95,000 for the three and nine months period ended June 30, 2017, respectively.

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

FML Malta made direct payments to FXDIRECT in satisfaction of the amounts due Nukkleus, resulting in a receivable of $25,000, as of June 30, 2017.

Both of the above entities are affiliates through common ownership. As of June 30, 2017, the amount due from/to a related party is as follows:

	June 30, 2017	September 30, 2016

Related party accounts receivable:
FXDIRECT	$—	$121,250
Total related party receivable:	—	121,250

Total related party accounts payable:

Forexware	$633,907	$317,796
FXDIRECT	5,524	—
Total related party payable	639,431	317,796

	Three Months period ended June 30, 2017	Three Months period ended June 30, 2016	Nine Months period ended June 30, 2017	Nine Months period ended June 30, 2016

Related party service revenue:

FML Malta	$6,000,000	$2,400,000	$18,000,000	$2,400,000
Total related-party services revenue	6,000,000	2,400,000	18,000,000	2,400,000

Related party service costs:

FXDIRECT	$5,925,000	$2,370,000	$17,775,000	$2,370,000
Total related-party service costs:	5,925,000	2,370,000	17,775,000	2,370,000

The related-party receivable represents monies that FML Malta paid to FXDIRECT on behalf of Nukkleus.

The related-party payable represents expenses paid by Forexware, LLC and FXDIRECT on behalf of Nukkleus.

As of June 30, 2017, the due to former stockholder balance principally consisted of professional and various filings fees borne by the majority former stockholder of the Company.

5. Subsequent events

There were no events that occurred subsequent to June 30, 2017 that require adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects;

●	any contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	any possible financings; and

●	the adequacy of our cash resources and working capital.

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

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry.  Nukkleus primarily provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta.   The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FML Malta.

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

The acquisition of a 9.9% shareholder stake in IBIH, as well as the acquisition of GVS Ltd. is just a first intended step towards the Company’s long-term strategy of identifying leading retail forex brands from around the world as well as leading financial companies related to the industry, which can potentially be included and synergistically folded into the Company. It is the stated intention of the Company’s management to maintain the separate brand identity, operational autonomy, and segregated customer deposits for each individual retail forex brand it may potentially acquire in the future, while simultaneously capitalizing on efficiencies afforded by scale, shared backbones and optimized regulatory capital structure.

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

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom and from the regulators in Cyprus (“Second Closing”). The Second Closing is subject to the Company signing an option agreement with FML Malta, Ltd and FXDD Trading Limited, providing that the Company may acquire both entities for $1. The terms of the Agreement stipulated that if the Second Closing does not occur before November 28, 2016, the $1,000,000 will be returned to the Company and the first closing will be unwound. Prior to November 28, 2016, the Cyprus regulatory authority (“CYSEC”) granted all regulatory approvals for the transaction with Nukkleus to be consummated. Thereafter, additional submissions were made to the London FCA to commence the regulatory approval process in accordance with the terms of the SPA. Then, in December of 2016, the parties agreed to suspend the request for regulatory approval by the London FCA, and will be amending the SPA to reflect that no regulatory approval would be needed to complete the Second Closing, based on further contemplated changes to the transaction structure. The amended SPA will also reflect that there will be no firm date to complete the Second Closing.

Results of Operations

Summary of Key Results

For the three months ended June 30, 2017 versus June 30, 2016

Revenues and Cost of Revenues

Total revenues for the three months ended June 30, 2017 versus June 30, 2016 were $6,000,000 and $2,400,000, respectively. Revenues are from general support services rendered to a related party. The significant increase is due to revenues derived from the service agreement, which commenced in May 2016.

Costs of revenues for the three months ended June 30, 2017 versus June 30, 2016 were $5,925,000 and $2,370,000, respectively.  Cost of revenue represents amount incurred for general support services rendered by a related party.  The significant increase in costs was due to expenses incurred as a result of the Global Services Agreement, which commenced in May 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 versus June 30, 2016, were $86,738 versus $158,429, respectively.  These amounts were primarily third-party professional fees.

For the nine months ended June 30, 2017 versus June 30, 2016

Revenues and Cost of Revenues

Total revenues for the nine months ended June 30, 2017 versus June 30, 2016 were $18,000,000 and $2,400,000, respectively. Revenues are from general support services rendered to a related party. The significant increase is due to revenues derived from the service agreement, which commenced in May 2016.

Costs of revenues for the nine months ended June 30, 2017 versus June 30, 2016 were $17,775,000 and $2,370,000, respectively.  Cost of revenue represents amount incurred for general support services rendered by a related party.  The significant increase in costs was due to expenses incurred as a result of the Global Services Agreement, which commenced in May 2016.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2017 versus June 30, 2016, were $360,397 versus $168,429 respectively.   These amounts were primarily third-party professional fees.

Liquidity and Capital Resources

At June 30, 2017, we had cash of $330,769 versus $0 as of September 30, 2016. Cash at June 30, 2017 was provided by operating activities.

There were no investing or financing activities for the nine months ended June 30, 2017.

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

With respect to shares issued for services, the shares authorized to be issued by the board of directors are recorded at the fair value of the services received, or the fair value of the shares, whichever is more reliably measurable.

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

In the Form 10-K filed by the Company for the year ended September 30, 2016 and the Form 10-Q filed for the three months ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to the lack of segregation of duties due to the Company’s small size. During the evaluation of disclosure controls and procedures as of June 30, 2017, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective.

Steps taken during fiscal 2017 to remediate its material weakness were:

●	Improved the coordination and communication between the Company and its outsourced accounting consultants (“accountants”) regarding the financial reporting process and internal controls over the accounting for non-routine, complex transactions;

●	Developed written policies and procedures, and tested the controls to ascertain that the controls are being satisfactorily followed.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Recent Sale of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited. (1)

10.2	General Services Agreement between Nukkleus Limited and FML Malta, Ltd., dated May 24, 2016 (4)
10.3	General Services Agreement between Nukkleus Limited and FXDirectDealer, LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited.(2)

10.6	Amendment No. 1 to dated June 3, 2016 to the General Services Agreement between Nukkleus Limited and FXDD Trading Limited. (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Director Agreement by and between Nukkleus Inc. and Jacob Lahav dated August 1, 2016 (3)

10.10	Director Agreement by and between Nukkleus Inc. and Markos A. Kashiouris dated August 1, 2016(3)

10.11	Director Agreement by and between Nukkleus Inc. and Efstathios Christophi dated August 1, 2016(3)

10.12	Director Agreement by and between Nukkleus Inc. and Petros G. Economides dated August 1, 2016(3)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labeled
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC

Dated: August 11, 2017	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Emil Assentato	Chief Executive Officer, Chief Accounting Officer & Chairman	August 11, 2017