Form 10-K
period 2017-09-30
Nukkleus Inc.
filed 2017-12-27
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐  (Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,415,000 as of March 31, 2017, based upon the closing stock price $0.09 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 27, 2017
Common Stock, $0.0001 par value per share	230,485,100 shares

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

All references in this Form 10-K that refer to the “Company”, “Nukkleus”, “we,” “us” or “our” refer to Nukkleus Inc. and its consolidated subsidiary.

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

On May 24, 2016, the Subsidiary entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, the Subsidiary, FML Malta Ltd. and FXDD Malta Limited (“FXDD Malta”) entered into a letter agreement providing that there was an error in drafting the General Service Agreement and acknowledging that the correct counter-party to Subsidiary in the General Service Agreement is FXDD Malta. Accordingly, all references to FML Malta Ltd. have been replaced with FXDD Malta. FXDD Malta is a private limited liability company formed under the laws of Malta. The General Service Agreement entered with FXDD Malta provides that FXDD Malta will pay the Subsidiary at minimum $2,000,000 per month. On October 17, 2017, the Subsidiary entered into an amendment of the General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to the Subsidiary for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, in order to appropriately service FXDD Malta, the Subsidiary entered into a General Service Agreement with FXDirectDealer LLC (“FXDIRECT”), which provides that the Subsidiary will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, the Subsidiary entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by the Subsidiary to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

On May 27, 2016, the Company, IBIH Limited, a BVI corporation (“IBIH”) and the shareholders of IBIH (the “IBIH Shareholders”) entered into a Stock Purchase Agreement (the “Iron Purchase Agreement”) pursuant to which the Company acquired from IBIH 2,200 shares of capital stock of IBIH, representing 9.9% of the issued and outstanding capital stock of IBIH, and 100% of the issued and outstanding securities of GVS Limited (“Iron BVI”), which is the parent corporation of GVS (AU) Pty Ltd. (“Iron Australia”) in consideration of the payment of $1,000,000 and 24,156,000 shares of common stock of the Company. An initial payment of $175,000 was paid on May 27, 2016 and the balance of $825,000 was paid June 7, 2016. The Company agreed to acquire the remaining 20,000 outstanding shares of capital stock of IBIH from the IBIH Shareholders in consideration of 219,844,000 shares of common stock subject to IBIH and its subsidiaries obtaining the required approvals from the Financial Conduct Authority in the United Kingdom and the Cyprus Securities and Exchange Commission.

On November 17, 2017, the Company, IBIH, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders entered into a Settlement Agreement and Mutual Release (the “Iron Settlement Agreement”) pursuant to which the Iron Purchase Agreement was terminated, all differences between the parties were resolved and settled and the parties fully released the other parties from any liability. Pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron Australia changed, (ii) have its director designees resign as directors of Iron Australia, (iii) appoint Markos Kashiouris, Petros Economides and Yun Ma as directors of Iron Australia; (iv) and make all required changes with the Australian Securities and Investments Commission. With respect to Iron BVI, pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron BVI changed, (ii) have its director designee resign as a director of Iron BVI, (iii) appoint Cymora Limited as director of Iron BVI; (iv) and make all required changes with the BVI Registrar of Companies. Further, the Company agreed to return the 2,200 shares of capital stock of IBIH to the IBIH Shareholders and return 100% of its interest in Iron BVI to IBIH. IBIH agreed to return the 24,156,000 shares of common stock of the Company to the Company for cancellation and to pay the Company $1,000,000. Further, Markos Kashiouris, Petros Economides and Efstathios Christophi resigned as directors of the Company and waived any directorship fees payable to them under their letter of appointment dated August 1, 2016. The $1,000,000 has been paid to the Company and IBIH has returned the certificate representing the 24,156,000 shares of common stock of the Company and the shares have been cancelled by the Company.

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close was to occur with the closing of the Company’s acquisition of IBIH. As the IBIH transaction has been terminated, the second transaction with CMH will not proceed.

On June 3, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation amending the first paragraph of the fourth article increasing its authorized shares of common stock to 900,000,000. The par value and preferred shares were not amended.

On August 1, 2016, the size of the Board of Directors of the Company was increased from one to six and Craig Marshak, Jacob Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as directors of the Company. As discussed above, as a result of the Settlement Agreement, Messrs Kashiouris, Christophi and Economides resigned on November 17, 2017.

On October 10, 2017, Jack Lahav was removed as a member of the Board of Directors of the Company. In addition, on October 10, 2017, Donald P. Fewer was appointed as a member of the Board of Directors of the Company to fill the vacancy resulting from Mr. Lahav’s removal.

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. Nukkleus primarily today provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta Limited. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FXDD Malta Limited.

As part of the Assets acquired, Nukkleus acquired ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. Nukkleus also has ownership of the FOREXWARE brand name. Nukkleus has also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of its relationship with FXDD Malta Limited and FXDIRECT, Nukkleus provides turnkey software and technology solutions for FXDD.com Nukkleus offers the customers of FXDD 24 hour, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

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

Category Five: Turnkey risk management support software and Risk Management Team

Category Six: Front End Software Retail Trading Platforms and Customer Application Systems

Category Seven: Back Office Systems management

Category One: Introducing Broker Dealer Network

Nukkleus, by arrangement pursuant to our services agreement with FXDD Malta Limited and FXDIRECT, provides to FXDD Malta Limited clients an introducing broker (IB) network spread across China, Japan and the Middle East. Our approach to the retail FX market is to focus on the development of relationships with independent local referring brokers who provide a recurring source of new customers. These referring brokers do not have an exclusive relationship with us, but are offered a competitive commission structure to deliver new customers to us. Our account managers primarily focus on building relationships with referring brokers, and master referring brokers (who refer other referring brokers to us), as well as with customers referred to us by referring brokers and acquired by us directly. We believe this approach, in contrast to retail FX brokers that focus solely or primarily on acquiring accounts through online marketing campaigns, has allowed us to provide services to FXDD Malta Limited, which allows entities to achieve strong levels of net trading income, and accounts, as well as lower up front customer acquisition costs and greater customer satisfaction. Referring brokers are typically either individuals who are current or former FX traders or individuals or companies active in the area of FX trading and education and investment services advisory business.

The Introducing Broker (IB) Interface: The Introducing Broker (“IB”) interface empowers our partners to view real time account data such as payouts, customer activity and reports.

Category Two: Asia, including Chinese and Middle East Customer Desk Support

Nukkleus, by arrangement pursuant to our services agreement, provides to FXDD Malta Limited customer desk support in multiple languages. A key element of the business strategy is the large, multi-lingual and multi-ethnic team of account managers at the headquarters in Jersey City, New Jersey, as well as in certain other locations such as Malta, Jakarta, Indonesia and Tokyo, Japan. We obtained the services of account managers by virtue of our services agreement with FXDirectDealer LLC. Account managers are compensated to a significant degree based on their performance, measured by net deposits inflows, new accounts funded and trading volume generated by customers. We believe that this compensation structure motivates our account managers and leads to more active communication with our referring brokers and customers, an improved customer trading experience, improved referring broker and customer retention and increased deposits.

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

Category Five: Turnkey Risk Management Support Software, and Risk Management Team.

Nukkleus, by arrangement pursuant to our services agreement with FXDIRECT, fields a risk management team of seasoned professionals who constantly monitor liquidity flows and manage the hedging of transactions on a 24 / 7 basis, with three eight-hour shifts. This service is provided both to the FXDD Malta Limited clients, as well as to third party clients who request this service.

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

Corporate Office

Our principal executive office is 525 Washington Blvd, 14th Floor, Jersey City, New Jersey 07310. Our main telephone number is 212-720-7200. Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission’s website at www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

Item 1A. Risk Factors.

Risks Relating to Our Company

Although we commenced operations in May 2016, we rely on FXDD Malta Limited as our significant customer, and the loss of FXDD Malta Limited would substantially reduce our revenues.

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail FX trading industry. Nukkleus primarily today provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta Limited, a related party, which provides that FXDD Malta Limited will pay the Subsidiary at minimum, $1,600,000 per month. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FXDD Malta Limited. In addition, in order to appropriately service FXDD Malta Limited, the Subsidiary entered into a General Service Agreement with FXDIRECT, a related party, which provides that the Subsidiary will pay FXDIRECT at minimum $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days written notice. We will derive a significant amount of our revenues under our agreement with FXDD Malta Limited. A significant decrease in business from or loss of any of FXDD Malta Limited business could harm our financial condition by causing a significant decline in revenues attributable to FXDD Malta Limited, which will have a material adverse impact on the Company.

Our Principal client, FXDD Malta Limited, has its net trading income and profitability influenced by, among other things, the general level of trading activity in the FX market and by currency volatility, both of which are beyond our control.

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates and interest rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. In particular, the net trading income and operating results of our principal client, FXDD Malta Limited, are influenced by the general level of trading activity in the FX market and by currency volatility and may vary significantly from period to period due to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher net trading income in periods of volatile currency markets. Accordingly, a decline in currency volatility or lower levels of trading volume, whether or not attributable to any such decline, as well as any of the foregoing other external factors, could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

Our client, FXDD Malta Limited, has relationships with independent referring brokers who direct new customers to us, which is our principal source of new customers for FXDD Malta Limited. Failure to maintain these relationships could have a material adverse effect on our business, financial condition, results of operations and cash flows and, in turn, negatively impact our company.

Our primary client, FXDD Malta Limited, maintains relationships with independent referring brokers who direct new customers to us and provide marketing and other services to these customers. FXDD Malta Limited relationships with referring brokers are non-exclusive and may be terminated by the brokers on short notice. A referring broker does not forfeit previously earned commissions upon termination. In addition, under its agreements with referring brokers, they have no obligation to provide FXDD Malta Limited with new customers or minimum levels of transaction volume. Its failure to maintain its relationships with referring brokers, the failure of the referring brokers to provide FXDD Malta Limited with customers or its failure to create new relationships with referring brokers could result in a loss of net trading income, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent any of its competitors offers more attractive compensation terms to any of its referring brokers, FXDD Malta Limited could lose the referring broker’s services or be required to increase the compensation it pays to retain the referring broker. In addition, it may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to it by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent it does not enter into economically attractive relationships with referring brokers, its referring brokers may terminate their relationship with FXDD Malta Limited or its referring brokers fail to provide us with customers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Any regulation of referring brokers and their activities could disrupt our business model.

FXDD Malta Limited depends on referring brokers to acquire most of our customers. If a jurisdiction were to impose regulations restricting referring brokers’ ability to solicit, acquire or interact with customers, we may be unable to continue to acquire customers or do business in that jurisdiction. Any such regulation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because our services are available online in foreign countries and FXDD Malta Limited has customers residing in foreign countries, foreign jurisdictions may require FXDD Malta Limited or us to qualify to do business in such countries. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to online services available to their citizens from service providers located elsewhere, including the laws and regulations of Japan and China. We are exposed to the risk that we are currently operating in non-compliance with local laws and regulations in certain of the jurisdictions where we accept customers. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

FINRA sales practice requirements may also limit a stockholder’ s ability to buy and sell our stock.

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

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

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

Quarterly ended	Low Price	High Price
December 31, 2015	$0.25	$0.25
March 31, 2016	$0.25	$1.01
June 30, 2016	$0.88	$1.01
September 30, 2016	$0.39	$1.01
December 31, 2016	$0.03	$0.51
March 31, 2017	$0.09	$0.12
June 30, 2017	$0.08	$0.09
September 30, 2017	$0.08	$0.08

Holders of Our Common Stock

As of December 27, 2017, there were 48 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

The Company has not sold unregistered securities during the fiscal year ended September 30, 2017 and through the date hereof.

Stock-Based Compensation:

The Company did not grant or issue stock based compensation during the year ended September 30, 2017.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report.

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

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any  statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Unless otherwise indicated, references to the “Company”, “us” or “we” refer to Nukkleus Inc. and its consolidated subsidiary.

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. We primarily provide our software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta Limited (“FXDD Malta”). The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FXDD Malta.

As part of the Assets acquired, we acquired ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of our relationship with FXDD Malta and FXDirectDealer LLC (“FXDIRECT”), we provide turnkey software and technology solutions for FXDD.com. We offer the customers of FXDD 24 hour, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

In an FX trade, participants effectively buy one currency and simultaneously sell another currency, with the two currencies that make up the trade being referred to as a “currency pair”. Our software and technology solutions enable FXDD to present its customers with price quotations on over the counter tradeable instruments, including over the counter currency pairs, and also provide our customers the ability to trade FX derivative contracts on currency pairs through a product referred to as Contracts for Difference (“CFD”). Our software solutions also offer other CFD products, including CFDs on metals, such as gold, and on futures linked to other products.

As mentioned in elsewhere in this report, on May 27, 2016, we acquired a 9.9% shareholder stake in IBIH and acquired 100% of GVS Limited (“Iron BVI”). The acquisition of a 9.9% shareholder stake in IBIH, as well as the acquisition of Iron BVI. is just a first intended step towards our long-term strategy of identifying leading retail forex brands from around the world as well as leading financial companies related to the industry, which can potentially be included and synergistically folded into us. It is the stated intention of our management to maintain the separate brand identity, operational autonomy, and segregated customer deposits for each individual retail forex brand it may potentially acquire in the future, while simultaneously capitalizing on efficiencies afforded by scale, shared backbones and optimized regulatory capital structure. We terminated the acquisition of IBIH and Iron BVI on November 17, 2017.

We currently plan to seek for other acquisitions that bring shareholder value both in the short term and long term. Our goal is to create an industry leading sector consolidated platform, combining strong global retail and institutional trading flows covering FX, commodities, futures, CFD and equities, with a cutting edge technological product suite, turnkey software and technological development capabilities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

Because we provide our applications as services, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104; Revenue Recognition. We recognize revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

We record revenues and expenses related to the General Service Agreement at gross as we are deemed to be a principal in the transactions. Revenues are recognized when the services are completed and expenses are recognized as incurred.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 505, “Equity” (“ASC 505”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

Results of Operations

Summary of Key Results

For the year ended September 30, 2017 versus the year ended September 30, 2016

Revenue and Cost of Revenue

Total revenue for the year ended September 30, 2017 versus the year ended September 30, 2016 was $24,000,000 and $9,700,000, respectively. Revenue for the years ended September 30, 2017 and 2016 was from general support services rendered to a related party. The significant increase in revenue was due to revenue derived from the service agreement, which commenced in May 2016.

Cost of revenue for the year ended September 30, 2017 versus the year ended September 30, 2016 was $23,700,000 and $9,578,750, respectively. Cost of revenue represents amount incurred for general support services rendered by a related party. The significant increase in cost of revenue was due to expenses incurred as a result of the General Service Agreement, which commenced in May 2016.

Operating Expenses

Total operating expenses for the year ended September 30, 2017 versus the year ended September 30, 2016, were $412,693 versus $373,665, respectively. These operating expenses were primarily third-party and related party professional fees. The increase in operating expenses was mainly due to the increase in use of professional services providers.

Other Expense

Other expense includes interest expense on redeemable preferred stock and amortization of debt discount. Other expense totaled $24,158 for the year ended September 30, 2017, as compared to $7,852 for the year ended September 30, 2016, a change of $16,306, which was attributable to an increase in interest expense on redeemable preferred stock of approximately $10,126 since we commenced to accrue dividends for redeemable preferred stock in June 2016, and an increase in amortization of debt discount of approximately $6,180 since we commenced to amortize the debt discount in June 2016.

Net Loss

As a result of the factors describe above, our net loss was $136,851, or (0.00) per common share (basic and diluted), for the year ended September 30, 2017. Our net loss was $260,267, or (0.00) per common share (basic and diluted), for the year ended September 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2017 and 2016, we had cash balances of $48,642 and $0, respectively.

Cash at September 30, 2017 was provided by operating activities.

We had an accumulated deficit and a total stockholders’ deficit of $515,451 and $351,345, respectively, as of September 30, 2017. For the year ended September 30, 2017, we recorded a net loss of $136,851. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses may prevent us from successfully operating and expanding our business.

Management is currently seeking additional capital through private placements or public offerings of its securities. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations, potential mergers or acquisitions, and the development of our business plan.

Cash Flow for the Year Ended September 30, 2017 Compared to the Year Ended September 30, 2016

Net cash flow provided by operating activities was $48,642 for the year ended September 30, 2017. These include $136,851 in net loss. Cash flows provided by operating activities included changes in operating assets and liabilities totaling $176,335 for the year ended September 30, 2017.

We had $0 in net cash provided by operating activities for the year ended September 30, 2016. These include $260,267 in net loss. Cash flows provided by operating activities included changes in operating assets and liabilities totaling $257,059 for the year ended September 30, 2016.

We did not incur any investing activity during the year ended September 30, 2017.

For the year ended September 30, 2016, we had $1,000,000 of net cash used by investing activities for the deposit on the potential acquisition discussed elsewhere in this report.

We did not incur any financing activity during the year ended September 30, 2017.

We had $1,000,000 of net cash provided by financing activities for the year ended September 30, 2016. We received such proceeds from the sale of our preferred and common stock, as discussed elsewhere in this report.

Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	The working capital requirements to finance our current business;
●	The use of capital for mergers, acquisitions and the development of business opportunities;
●	Addition of personnel as the business grows; and
●	The cost of being a public company.

In October 2017, we received the $1,000,000 from IBIH in according to the Iron Settlement Agreement described elsewhere in this report. We will use the fund to support our operations and to provide working capital for our ongoing operations and obligations. We believe that our current cash will be sufficient to meet our anticipated cash requirements for the next twelve months.

Although we estimate that our current cash will be sufficient to meet our anticipated cash requirements for the next twelve months, we need to either borrow funds or raise additional capital through equity or debt financings in order to support our future mergers or acquisition and the development of our business opportunities. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Redeemable preferred stock (stated value)	$1,000,000	$—	$—	$1,000,000	$—
Accrued interest for redeemable preferred stock	19,875	19,875	—	—	—
Total	$1,019,875	$19,875	$—	$1,000,000	$—

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

NUKKLEUS INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiary (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

December 27, 2017

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	September 30, 2016
ASSETS

CURRENT ASSETS:
Cash	$48,642	$—
Prepaid expense	750	—
Deposit on potential acquisition	1,055,559	1,055,559
Due from affiliate	—	121,250

TOTAL CURRENT ASSETS	1,104,951	1,176,809

TOTAL ASSETS	$1,104,951	$1,176,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliate	$403,994	$317,796
Due to former stockholder	—	21,882
Accrued taxes	—	250
Accrued liabilities	22,400	60,513
Accrued liabilities - related party	8,000	—

TOTAL CURRENT LIABILITIES	434,394	400,441

Series A redeemable preferred stock liability at $10 stated value;
100,000 shares issued and outstanding ($1,000,000 less discount of $33,657 and $42,815, respectively)	966,343	957,185

TOTAL LIABILITIES	1,400,737	1,357,626

Contingent common stock (24,156,000 shares issued and outstanding)	55,559	55,559

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized;
0 share issued and outstanding at September 30, 2017 and 2016)	—	—
Common stock ($0.0001 par value; 900,000,000 shares authorized;
230,485,100 shares issued and outstanding at September 30, 2017 and 2016)	23,049	23,049
Additional paid-in capital	141,057	119,175
Accumulated deficit	(515,451)	(378,600)

TOTAL STOCKHOLDERS’ DEFICIT	(351,345)	(236,376)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,104,951	$1,176,809

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	September 30, 2017	September 30, 2016

REVENUE
Revenue	$—	$—
Revenue - related party	24,000,000	9,700,000
Total revenue	24,000,000	9,700,000

COST OF REVENUE
Cost of revenue	—	—
Cost of revenue - related party	23,700,000	9,578,750
Total cost of revenue	23,700,000	9,578,750

GROSS PROFIT	300,000	121,250

OPERATING EXPENSES:
General and administrative	289,693	287,165
General and administrative - related parties	123,000	86,500

Total operating expenses	412,693	373,665

LOSS FROM OPERATIONS	(112,693)	(252,415)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(15,000)	(4,874)
Amortization of debt discount	(9,158)	(2,978)

Total other expense	(24,158)	(7,852)

LOSS BEFORE INCOME TAXES	(136,851)	(260,267)

INCOME TAXES	—	—

NET LOSS	$(136,851)	$(260,267)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	254,641,100	197,437,150

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2017 and 2016

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2015	—	$—	166,535,100	$16,654	$79,547	$(118,333)	$(22,132)

Common stock issued to CMH	—	—	15,450,000	1,545	44,248	—	45,793

Assets purchase	—	—	48,400,000	4,840	(4,840)	—	—

Issuance to non-employee	—	—	100,000	10	220	—	230

Net loss for the year	—	—	—	—	—	(260,267)	(260,267)

Balance, September 30, 2016	—	—	230,485,100	23,049	119,175	(378,600)	(236,376)

Write-off of the amount due to former stockholder	—	—	—	—	21,882	—	21,882

Net loss for the year	—	—	—	—	—	(136,851)	(136,851)

Balance, September 30, 2017	—	$—	230,485,100	$23,049	$141,057	$(515,451)	$(351,345)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,851)	$(260,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	9,158	2,978
Stock-based compensation	—	230
Changes in operating assets and liabilities:
Prepaid expense	(750)	—
Due from affiliate	121,250	(121,250)
Due to affiliate	86,198	317,796
Accrued taxes	(250)	—
Accrued liabilities	(38,113)	60,513
Accrued liabilities - related party	8,000	—

Net cash provided by operating activities	48,642	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on potential acquisition	—	(1,000,000)

Net cash used in investing activities	—	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	45,793
Issuance of preferred stock	—	954,207

Net cash provided by financing activities	—	1,000,000

NET INCREASE IN CASH	48,642	—

Cash - beginning of year	—	—

Cash - end of year	$48,642	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of contingent common stock for potential acquisition	$—	$55,559

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS

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

On May 24, 2016, Nukkleus, its wholly-owned subsidiary, Nukkleus Limited, a Bermuda limited company (the “Subsidiary”), Charms, the former majority shareholder, and CMH entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company purchased from CMH certain intellectual property, hardware, software and other assets (collectively, the “Assets”) in consideration of 48,400,000 shares of common stock of the Company. The Asset Purchase Agreement closed on May 24, 2016 (the “Closing”). As a result of such acquisition, the Company’s operations are now focused on the operation of a foreign exchange trading business utilizing the assets acquired from CMH.

On May 24, 2016, the Subsidiary entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, the Subsidiary, FML Malta Ltd. and FXDD Malta Limited (“FXDD Malta”) entered into a letter agreement providing that there was an error in drafting the General Service Agreement and acknowledging that the correct counter-party to Subsidiary in the General Service Agreement is FXDD Malta. Accordingly, all references to FML Malta Ltd. have been replaced with FXDD Malta. FXDD Malta is a private limited liability company formed under the laws of Malta. The General Service Agreement entered with FXDD Malta provides that FXDD Malta will pay the Subsidiary at minimum $2,000,000 per month. On October 17, 2017, the Subsidiary entered into an amendment of the General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to the Subsidiary for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, in order to appropriately service FXDD Malta, the Subsidiary entered into a General Service Agreement with FXDirectDealer LLC (“FXDIRECT”), which provides that the Subsidiary will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, the Subsidiary entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by the Subsidiary to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

On May 27, 2016, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire, from IBIH Limited, a BVI corporation (“IBIH”) 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of GVS Limited (“Iron BVI”), which is the parent corporation of GVS (AU) Pty Ltd. (“Iron Australia”) for 24,156,000 shares of common stock of the Company (“First Closing”).

The Company agreed to acquire the remaining 20,000 shares of IBIH for 219,844,000 shares of its common stock, subject to IBIH obtaining regulatory approvals from the Financial Conduct Authority in the United Kingdom (“London FCA”) and from the regulators in Cyprus (“Second Closing”). The Second Closing was subject to the Company signing an option agreement with FXDD Malta and FXDD Trading Limited operating units (the “Option”), which are affiliates through common ownership, providing that the Company may acquire both entities for $1. These transactions were subject to regulatory approval, where applicable.

The terms of the Agreement stipulated that if the Second Closing did not occur before November 28, 2016, the $1,000,000 would be returned to the Company and the First Closing would be unwound. As a result of the First Closing being contingent on the Second Closing, the $1,000,000 cash paid and value of the 24,156,000 shares issued was recorded as a “deposit on potential acquisition”, and the 24,156,000 shares was recorded as “contingent common stock” due to the uncertainty of the closing of the transaction.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On November 17, 2017, the Company, IBIH, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders entered into a Settlement Agreement and Mutual Release (the “Iron Settlement Agreement”) pursuant to which the Stock Purchase Agreement was terminated, all differences between the parties were resolved and settled and the parties fully released the other parties from any liability. Pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron Australia changed, (ii) have its director designees resign as directors of Iron Australia, (iii) appoint Markos Kashiouris, Petros Economides and Yun Ma as directors of Iron Australia; (iv) and make all required changes with the Australian Securities and Investments Commission. With respect to Iron BVI, pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron BVI changed, (ii) have its director designee resign as a director of Iron BVI, (iii) appoint Cymora Limited as director of Iron BVI; (iv) and make all required changes with the BVI Registrar of Companies. Further, the Company agreed to return the 2,200 shares of capital stock of IBIH to the IBIH Shareholders and return 100% of its interest in Iron BVI to IBIH. IBIH agreed to return the 24,156,000 shares of common stock of the Company to the Company for cancellation and to pay the Company $1,000,000. Further, Markos Kashiouris, Petros Economides and Efstathios Christophi resigned as directors of the Company and waived any directorship fees payable to them under their letter of appointment dated August 1, 2016. The $1,000,000 has been paid to the Company, net of approximately $70,000 of legal expenses, in the first fiscal quarter of 2018 and IBIH has returned the certificate representing the 24,156,000 shares of common stock of the Company and the shares have been cancelled by the Company.

As part of the above-mentioned transaction involving the acquisition with IBIH and Iron BVI, the parties had entered into an engagement agreement with Bentley Associates L.P. (“Bentley”). The Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in consideration of a transaction fee equal to $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee was payable upon the consummation of the acquisition transaction related to the SPA and following the closing of a financing transaction in excess of $2,500,000, subject to the terms and conditions contained in the engagement agreement. The Bentley Engagement agreement was terminated by both parties in December 2017 since the related acquisition was terminated.

The Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. Originally, the second closing was to occur with the closing of the Company’s acquisition of IBIH. Since the acquisition of IBIH transaction was terminated, the second closing with CMH will not proceed.

On June 3, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation amending the first paragraph of the fourth article increasing its authorized shares of common stock to 900,000,000. The par value and preferred shares were not amended.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. These accounts were prepared under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2017 and 2016 include the valuation of deferred tax assets and the associated valuation, accruals for taxes due, and the value of stock-based compensation.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expense, deposit on potential acquisition, due from affiliate, due to affiliate, due to former stockholder, accrued taxes, accrued liabilities, and accrued liabilities – related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and 2016.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2017. There were no balances in excess of Federal Deposit Insurance Corporation insured levels at September 30, 2017 and 2016.

The following table summarizes customer revenue concentrations:

	Year Ended September 30, 2017	Year Ended September 30, 2016
FXDD Malta - related party	100%	100%

The following table summarizes vendor expense concentrations:

	Year Ended September 30, 2017	Year Ended September 30, 2016
FXDIRECT - related party	100%	100%

Prepaid expense

Prepaid expense represents cash paid in advance for professional service charge. The amount is recognized as expense over the related service periods. At September 30, 2017 and 2016, prepaid expense amounted $750 and $0, respectively.

Revenue recognition

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

The Company records revenues and expenses related to the General Service Agreements at gross as the Company is deemed to be a principal in the transactions. Revenues are recognized when the services are completed and expenses are recognized as incurred.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. Tax years that remain subject to examination are the years ended September 30, 2017, 2016 and 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2017 and 2016.

Per share data

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended September 30, 2017 and 2016, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method). The following table presents a reconciliation of basic and diluted net loss per share:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(136,851)	$(260,267)
Weighted average common stock outstanding - basic	254,641,100	197,437,150
Effect of dilutive securities:
Series A preferred stock	—	—
Weighted average common stock outstanding - diluted	254,641,100	197,437,150
Net loss per common share - basic	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)

During the years ended September 30, 2017 and 2016, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Reclassifications

The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated statements of operations in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on the previously reported results of operations.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 (quarter ending December 31, 2018 for the Company). Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effects of adopting ASU 2014-09 and the implementation approach to be used, but as of the date of this filing, the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. Effective July 1, 2017, the Company adopted this guidance and it did not have a significant impact on the Company’s consolidated financial statements.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016 (quarter ending December 31, 2017 for the Company), and interim periods within those annual periods with early adoption being permitted. A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as the Company continues to provide a full valuation allowance against its net deferred tax assets.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis, which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 including interim periods within those annual reporting periods (quarter ending December 31, 2019 for the Company) using a modified retrospective adoption method. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments add further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (quarter ending December 31, 2018 for the Company), with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

Effective October 1, 2016, the Company adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 change the analysis that the reporting entity must perform to determine whether it should consolidate certain types of legal entities. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 did not have a significant impact on the Company’s consolidated financial statements.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ending December 31, 2018 for the Company). The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 (quarter ending December 31, 2018 for the Company). Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 – ACCRUED LIABILITIES

At September 30, 2017 and 2016, accrued liabilities consisted of the following:

	September 30, 2017	September 30, 2016
Professional fees	$2,525	$55,636
Interest payable	19,875	4,877
	$22,400	$60,513

NOTE 5 – SHARE CAPITAL

Authorized shares

The Company was authorized to issue 300,000,000 shares of common stock at par value of $0.0001 and 15,000,000 shares of Series A preferred stock at par value of $0.0001. On May 26, 2016, the Company increased its authorized common shares to 900,000,000.

Common stock issued for assets purchase

On May 24, 2016, CMH sold the Assets to the Company in consideration of 48,400,000 shares of common stock of the Company. As the acquisition was from an entity under common control, the Company recorded the Assets at CMH’s carrying values, which were zero.

Common stock issued for Stock Purchase Agreement

As described in Note 1, on May 27, 2016, the Company acquired 100% of the issued and outstanding shares of Iron BVI for 24,156,000 shares of common stock of the Company. The shares were valued at $.0023 per share. As a result of the First Closing being contingent on the Second Closing, the 24,156,000 shares for the purchase of IBIH was recorded as “contingent common stock” due to the uncertainty of the closing of the transaction.

On November 17, 2017, the Company entered into the Iron Settlement Agreement. As a result, IBIH has returned the certificate representing the 24,156,000 shares of common stock of the Company and the shares have been cancelled by the Company.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash

The Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. Originally, the second closing was to occur with the closing of the Company’s acquisition of IBIH. Since the acquisition of IBIH transaction was terminated, the second closing with CMH will not proceed.

The Series A preferred stock has the following key terms:

1)	A stated value of $10 per share;

2)	The holder is entitled to receive cumulative dividends at the annual rate of 1.5% of stated value payable semi-annually on June 30 and December 31;

3)	The preferred stock must be redeemed at the stated value plus any unpaid dividends in 5 years.

During the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the years ended September 30, 2017 and 2016, amortization of debt discount amounted to $9,158 and $2,978, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the years ended September 30, 2017 and 2016, dividends on redeemable preferred stock amounted to $15,000 and $4,874, respectively.

Common stock issued for services

In August 2016, the Company granted an outside attorney 100,000 shares of restricted common stock for professional services. The total fair value of these shares on the date of grant was $230 and was recorded within general and administrative expenses on the accompanying consolidated statements of operations.

NOTE 6 – INCOME TAXES

The provision for income taxes for the years ended September 30, 2017 and 2016 was as follows (assuming a 15% effective tax rate):

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Current Tax Provision:
Federal - State - Local	$—	$—
Total current tax provision	$—	$—

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Deferred Tax Provision:
Federal	$—	$—
Loss carry-forwards	20,528	39,040
Change in valuation allowance	(20,528)	(39,040)
Total deferred tax provision	$—	$—

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continued)

The Company’s net deferred tax assets and total losses since inception as of September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Deferred tax assets:
Loss carry-forwards	$77,318	$56,790
valuation allowance	(77,318)	(56,790)
Total net deferred tax assets	$—	$—

Total losses since inception:	$515,451	$378,600

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2017 and 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2017, the Company had $515,451 in net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The potential tax benefit arising from the loss carry-forwards will expire in fiscal years 2033 through 2037.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS”) and state tax authorities, generally for three years after they are filed. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to IRS and state examination.

NOTE 7 – RELATED PARTY TRANSACTIONS

Services provided and to be provided by related parties

On May 23, 2016, the Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in connection with the acquisition with IBIH and Iron BVI related to the SPA in consideration of a transaction fee equal to $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee was payable upon the consummation of the acquisition transaction related to the SPA and following the closing of a financing transaction in excess of $2,500,000, subject to the terms and conditions contained in the engagement agreement. As part of the Bentley Engagement, Mr. Craig Marshak, a director, acted as a sub-advisor to Bentley and was entitled to a portion of the Transaction Fee. As of September 30, 2017, the Company has not paid or recorded any fees in connection with the Bentley Engagement, as the Transaction Fee was a contingent liability and was to be recorded upon consummation of the related transactions. The Bentley Engagement agreement was terminated in December 2017 by both parties since the acquisition transaction related to the SPA was terminated on November 17, 2017.

On or about May 23, 2016, the Company and IBIH each agreed to pay an amount of $25,000 to Triple Eight Markets as a consulting fee for an aggregate fee of $50,000. The fee was paid in the quarter ended June 30, 2016. In the same agreement, the Company also agreed to retain Craig Marshak, a director of the Company and a principal of Triple Eight Markets, for a term of 18 months with a monthly fee of $7,000 to act as a business and financial advisor. Under this agreement and as compensation for other services provided, the Company recognized consulting expenses of $123,000 and $86,500 for the years ended September 30, 2017 and 2016, respectively, which have been included in general and administrative expense – related parties on the accompanying consolidated statements of operations. As of September 30, 2017 and 2016, the accrued and unpaid business and financial service charge and other services charge related to Triple Eight Markets amounted to $8,000 and $0, respectively, which have been recorded as accrued liabilities – related party on the accompanying consolidated balance sheets. Craig Marshak performs work for the Company on a case-by-case basis commencing on the agreement expiring date.

The Company uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to those affiliates, which are considered immaterial.

Office space from related parties

The Company uses office space of affiliate companies, free of rent, which is considered immaterial.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Assets purchased from related party

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

Revenue from related party and cost for revenue from related party

On May 24, 2016, the Company entered into a General Service Agreement with FXDD Malta, a related party. The Company is to invoice FXDD Malta a minimum of $2,000,000 per month in consideration for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. On October 17, 2017, the Company entered into an amendment of the General Service Agreement with FXDD Malta. In according to the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to the Company for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, the Company entered into a General Service Agreement with FXDIRECT to pay a minimum of $1,975,000 per month for receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. On October 17, 2017, the Company entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

FXDD Malta made direct payments to FXDIRECT in satisfaction of the amounts due the Company, resulting in a receivable of $0 and $121,250 as of September 30, 2017 and 2016, respectively.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2017 and 2016, service provided to related party which was recorded as revenue - related party on the accompanying consolidated statements of operations was as follows:

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Service provided to:
FXDD Malta	$24,000,000	$9,700,000
	$24,000,000	$9,700,000

During the years ended September 30, 2017 and 2016, service received from related party which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was as follows:

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Service received from:
FXDIRECT	$23,700,000	$9,578,750
	$23,700,000	$9,578,750

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliate

At September 30, 2017 and 2016, due from related party consisted of the following:

	September 30, 2017	September 30, 2016
FXDIRECT	$—	$121,250
	$—	$121,250

The balance of due from related party represents monies that FXDD Malta paid to FXDIRECT on behalf of the Company. Management believes that the related party receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related party at September 30, 2017 and 2016. The Company historically has not experienced uncollectible receivable from related party.

Due to affiliate

At September 30, 2017 and 2016, due to related party consisted of the following:

	September 30, 2017	September 30, 2016
Forexware LLC	$403,994	$317,796
	$403,994	$317,796

The balance of due to related party represents expenses paid by Forexware, LLC on behalf of the Company. The related party payable is short-term in nature, non-interest bearing, unsecured and repayable on demand.

Due to former stockholder

As of September 30, 2017 and 2016, due to former stockholder amounted to $0 and $21,882, respectively. The due to former stockholder balance of $21,882 as of September 30, 2016 principally consisted of professional and various filings fees borne by Charms, the majority former stockholder of the Company. The write-off of the amount due to the former stockholder was classified as an increase to additional paid-in capital.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The CEO and the CFO is the same person.

During evaluation of disclosure controls and procedures as of September 30, 2017 conducted as part of our annual audit and preparation of our annual financial statements, the CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2017.

In the Form 10-K filed by the Company for the year ended September 30, 2016 and the Form 10-Q filed for the three months ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to the lack of segregation of duties due to the Company’s small size. During the evaluation of disclosure controls and procedures as of June 30, 2017, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, and concluded that our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Emil Assentato	68	Chief Executive Officer, Chief Financial Officer and Chairman
Craig Marshak	58	Director
Donald Fewer	54	Director

On August 1, 2016, the size of the Board of Directors of the Company was increased from one to six and Craig Marshak, Jacob Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as directors of the Company. As discussed above, as a result of the Settlement Agreement, Messrs Kashiouris, Christophi and Economides resigned on November 17, 2017.

On October 10, 2017, Jack Lahav was removed as a member of the Board of Directors of the Company. In addition, on October 10, 2017, Donald P. Fewer was appointed as a member of the Board of Directors of the Company to fill the vacancy resulting from Mr. Lahav’s removal.

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

Donald Fewer serves as a Senior Managing Director of Standard Credit Group and member of the executive board at Compagnie Financiere Tradition from 2008 through 2015. Mr. Fewer served as senior managing Director of GFI Group Inc. from June 2000 to April 2008, its head of North America brokerage operations from June 2000 to 2008 and head of credit product brokerage business in North America from January 2007 to April 2008. Mr. Fewer joined GFI Group Inc. in 1996 to establish its global credit derivatives brokerage services. Mr. Fewer served as a Director of GFI Group Inc. since from November 2001 to 2008. Mr. Fewer served as a senior vice president in structured products group of Garvin Guy Butler Corp. Mr. Fewer served as a senior vice president of Prebon-Yamane (U.S.A.) Inc., where he headed its treasury group and was responsible for all non-trading floor operations. Mr. Fewer served as a director of The Clearing Corporation. Mr. Fewer graduated from Pace University and holds a Bachelor of Business Administration. He is a member of Omicron Delta Epsilon - International Economic Honor Society.

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is six. In no event may we have less than one director. Although we anticipate appointing additional directors in the future, as of the date hereof we have three directors.

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

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

There has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers for the year ended September 30, 2017. We do not intend to pay salaries in the next twelve months. We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

On August 1, 2016, the size of the Board of Directors of the Company was increased from one to six and Craig Marshak, Jacob Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as directors of the Company. As discussed above, as a result of the Settlement Agreement, Messrs Kashiouris, Christophi and Economides resigned on November 17, 2017 and waived rights to any fees.

On October 10, 2017, Jack Lahav was removed as a member of the Board of Directors of the Company. In addition, on October 10, 2017, Donald P. Fewer was appointed as a member of the Board of Directors of the Company to fill the vacancy resulting from Mr. Lahav’s removal.

Except for Mr. Craig Marshak, we do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors.

All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director meetings.

Director service fees earned by our directors for the year ended September 30, 2017 amounted to $10,000.

Employment Agreement

Except as described below, we currently have no employment agreements with any of our executive officers and directors, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers and directors, from a change-in-control, or from a change in any executive officer’s and directors’ responsibilities following a change-in-control.

Agreement with Craig Marshak

On August 1, 2016, Mr. Craig Marshak entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000. The annual fee was deferred for one (1) year until August 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 20, 2017 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of December 20, 2017, we had 230,485,100 shares of common stock issued and outstanding, and 100,000 shares of Series A preferred stock issued and outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this report are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address	Beneficially Owned		Percentage Owned
Currency Mountain Holdings Bermuda, Limited *	215,785,140	(2)	91.6%
Emil Assentato**	215,785,140	(1)	91.6%
Craig Marshak**	482,080		***—
Donald Fewer**	—		—

All executive officers and directors as a group (3 people)	216,267,220		91.8%

* The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

** Officer and/or director of the Company. The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

*** Less than 1%.

(1)	CMH is wholly-owned by an entity that is majority-owned by Emil Assentato, the Company’s CEO, CFO and Chairman.

(2)	Comprised of 210,785,140 shares of common stock and 5,000,000 shares of common stock for the assumed redemption of the Series A preferred stock at the contractual floor of $0.20 per share.

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

On May 24, 2016, the Subsidiary entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta Limited (“FXDD Malta”), a private limited liability company formed under the laws of Malta. The General Service Agreement entered with FXDD Malta provides that FXDD Malta will pay the Subsidiary at minimum $2,000,000 per month. On October 17, 2017, the Subsidiary entered into an amendment of the General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to the Subsidiary for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, in order to appropriately service FXDD Malta, the Subsidiary entered into a General Service Agreement with FXDirectDealer LLC (“FXDIRECT”), which provides that the Subsidiary will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, the Subsidiary entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by the Subsidiary to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

On May 27, 2016, the Company, IBIH Limited, a BVI corporation (“IBIH”) and the shareholders of IBIH (the “IBIH Shareholders”) entered into a Stock Purchase Agreement (the “Iron Purchase Agreement”) pursuant to which the Company acquired from IBIH 2,200 shares of capital stock of IBIH, representing 9.9% of the issued and outstanding capital stock of IBIH, and 100% of the issued and outstanding securities of GVS Limited (“Iron BVI”), which is the parent corporation of GVS (AU) Pty Ltd. (“Iron Australia”) in consideration of the payment of $1,000,000 and 24,156,000 shares of common stock of the Company. An initial payment of $175,000 was paid on May 27, 2016 and the balance of $825,000 was paid June 7, 2016. The Company agreed to acquire the remaining 20,000 outstanding shares of capital stock of IBIH from the IBIH Shareholders in consideration of 219,844,000 shares of common stock subject to IBIH and its subsidiaries obtaining the required approvals from the Financial Conduct Authority in the United Kingdom and the Cyprus Securities and Exchange Commission.

On November 17, 2017, the Company, IBIH, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders entered into a Settlement Agreement and Mutual Release (the “Iron Settlement Agreement”) pursuant to which the Iron Purchase Agreement was terminated, all differences between the parties were resolved and settled and the parties fully released the other parties from any liability. Pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron Australia changed, (ii) have its director designees resign as directors of Iron Australia, (iii) appoint Markos Kashiouris, Petros Economides and Yun Ma as directors of Iron Australia; (iv) and make all required changes with the Australian Securities and Investments Commission. With respect to Iron BVI, pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron BVI changed, (ii) have its director designee resign as a director of Iron BVI, (iii) appoint Cymora Limited as director of Iron BVI; (iv) and make all required changes with the BVI Registrar of Companies. Further, the Company agreed to return the 2,200 shares of capital stock of IBIH to the IBIH Shareholders and return 100% of its interest in Iron BVI to IBIH. IBIH agreed to return the 24,156,000 shares of common stock of the Company to the Company for cancellation and to pay the Company $1,000,000. Further, Markos Kashiouris, Petros Economides and Efstathios Christophi resigned as directors of the Company and waived any directorship fees payable to them under their letter of appointment dated August 1, 2016. The $1,000,000 has been paid to the Company, net of approximately $70,000 of legal expenses, and IBIH has returned the certificate representing the 24,156,000 shares of common stock of the Company and the shares have been cancelled by the Company.

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. Originally, the second close will occur with the closing of the Company’s acquisition of IBIH. Since the acquisition of IBIH transaction was terminated, the second close with CMH will not proceed.

On May 23, 2016, the Company engaged Bentley to act as the Company’s exclusive financial advisor (the “Bentley Engagement”) in connection with the acquisition with IBIH and Iron BVI related to the SPA in consideration of a transaction fee equal to $600,000 in cash and stock of the Company (the “Transaction Fee”). This transaction fee was payable upon the consummation of the acquisition transaction related to the SPA and following the closing of a financing transaction in excess of $2,500,000, subject to the terms and conditions contained in the engagement agreement. As part of the Bentley Engagement, Mr. Craig Marshak, a director, acted as a sub-advisor to Bentley and was entitled to a portion of the Transaction Fee. As of September 30, 2017, the Company has not paid or recorded any fees in connection with the Bentley Engagement, as the Transaction fee was a contingent liability and was to be recorded upon consummation of the related transactions. The Bentley Engagement agreement was terminated in December 2017 by both parties since the acquisition transaction related to the SPA was terminated on November 17, 2017.

On or about May 23, 2016, Nukkleus and IBIH, the parent company of IronFX, Limited, each agreed to pay an amount of $25,000 to Triple Eight Markets as a consulting fee for an aggregate fee of $50,000. The fee was paid in the quarter ended June 30, 2016. In the same agreement, Nukkleus also agreed to retain Craig Marshak, a principal of Triple Eight Markets, for a term of 18 months with a monthly fee of $7,000 to act as a business and financial advisor. Under this agreement and as compensation for other services provided, the Company recognized consulting expenses of $123,000 and $86,500 for the years ended September 30, 2017 and 2016, respectively, which have been included in general and administrative expense – related parties on the accompanying consolidated statements of operations. As of September 30, 2017 and 2016, the accrued and unpaid business and financial service charge and other services charge related to Triple Eight Markets amounted to $8,000 and $0, respectively, which have been recorded as accrued liabilities – related party on the accompanying consolidated balance sheets. Craig Marshak performs work for the Company on a case-by-case basis commencing on the agreement expiring date.

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

The independent auditor also submits an audit services fee proposal, which also must be approved by the board of directors before the audit commences.

We had the following independent registered public accounting firms:

●	For the year ended 2015 and through March 31, 2016, our principal independent auditor was Rosenberg Rich Baker Berman & Co.; and
●	Thereafter, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

The following table indicates the fees billed to us for services performed for the:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Audit Fees	$83,135	$48,475
Audit Related Fees	—	—
Tax Fees	5,000	10,000
All Other Fees	—	—

Total	$88,135	$58,475

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our accountants for tax compliance, tax advice, tax planning and the preparation of income tax returns.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit
Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited. (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016. (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited. (2)

10.6	Amendment No. 1 to dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited. (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC(5)

10.11

Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited *

21.1	List of Subsidiaries (2)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labeled*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4) (5) (6)

Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.

Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.

Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: December 27, 2017	By:	/s/Emil Assentato

Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Emil Assentato	Chief Executive Officer (Principal Executive Officer) and	December 27, 2017
Chief Financial Officer (Principal Financial Officer)