Form 10-Q
period 2017-12-31
Nukkleus Inc.
filed 2018-02-13
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-192647

Nukkleus Inc.

(Exact name of registrant in its charter)

Delaware	38-3912845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

525 Washington Boulevard, Jersey City, NJ 07310

 (Address of principal executive offices, including zip code)

212-791-4663

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 13, 2018

Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2017

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to the “Company”, “Nukkleus”, “we”, “us”, or “our” refer to Nukkleus Inc. and its consolidated subsidiary.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$969,111	$48,642
Prepaid expense	750	750
Deposit on potential acquisition	—	1,055,559

TOTAL CURRENT ASSETS	969,861	1,104,951

OTHER ASSETS:
Software development costs	50,000	—

TOTAL ASSETS	$1,019,861	$1,104,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$475,342	$403,994
Accrued liabilities	97,219	22,400
Accrued liabilities - related party	—	8,000

TOTAL CURRENT LIABILITIES	572,561	434,394

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 100,000 shares issued and outstanding ($1,000,000 less discount of $31,367 and $33,657, respectively)	968,633	966,343

TOTAL LIABILITIES	1,541,194	1,400,737

Contingent common stock (0 and 24,156,000 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively)	—	55,559

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at December 31, 2017 and September 30, 2017)	—	—
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at December 31, 2017 and September 30, 2017)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(685,439)	(515,451)

TOTAL STOCKHOLDERS’ DEFICIT	(521,333)	(351,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,019,861	$1,104,951

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2017	December 31, 2016

REVENUE
Revenue	$—	$—
Revenue - related party	4,800,000	6,000,000
Total revenue	4,800,000	6,000,000

COST OF REVENUE
Cost of revenue	—	—
Cost of revenue - related party	4,725,000	5,925,000
Total cost of revenue	4,725,000	5,925,000

GROSS PROFIT	75,000	75,000

OPERATING EXPENSES:
General and administrative	232,948	71,505
General and administrative - related party	6,000	50,000

Total operating expenses	238,948	121,505

LOSS FROM OPERATIONS	(163,948)	(46,505)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(3,750)	(3,750)
Amortization of debt discount	(2,290)	(2,289)

Total other expense	(6,040)	(6,039)

LOSS BEFORE INCOME TAXES	(169,988)	(52,544)

INCOME TAXES	—	—

NET LOSS	$(169,988)	$(52,544)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	242,037,970	254,641,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169,988)	$(52,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,290	2,289
Changes in operating assets and liabilities:
Due from affiliate	—	(75,000)
Due to affiliates	71,348	118,699
Accrued liabilities	74,819	6,556
Accrued liabilities - related party	(8,000)	—

Net cash used in operating activities	(29,531)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from termination of potential acquisition	1,000,000	—
Payment made for software development costs	(50,000)	—

Net cash provided by investing activities	950,000	—

NET INCREASE IN CASH	920,469	—

Cash - beginning of period	48,642	—

Cash - end of period	$969,111	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$55,559	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS

Nukkleus Inc. (f/k/a Compliance & Risk Management Solutions Inc.) (“Nukkleus” or the “Company”) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.

On February 5, 2016, Charms Investments, Ltd (“Charms”), the former majority shareholder of the Company, sold 146,535,140 shares of common stock to Currency Mountain Holdings Bermuda, Limited (“CMH”), the parent of the Company. CMH is wholly-owned by an entity that is owned by Emil Assentato, the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chairman. In addition, on the same date, CMH acquired 3,937,000 shares of common stock from another non-affiliated company. The aggregate purchase price paid by CMH was $347,500.

On May 24, 2016, Nukkleus, its wholly-owned subsidiary, Nukkleus Limited, a Bermuda limited company (the “Subsidiary”), Charms, the former majority shareholder, and CMH entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company purchased from CMH certain intellectual property, hardware, software and other assets (collectively, the “Assets”) in consideration of 48,400,000 shares of common stock of the Company. The Asset Purchase Agreement closed on May 24, 2016. As a result of such acquisition, the Company’s operations are now focused on the operation of a foreign exchange trading business utilizing the assets acquired from CMH.

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

The terms of the Agreement stipulated that if the Second Closing did not occur before November 28, 2016, the $1,000,000 would be returned to the Company and the First Closing would be unwound. As a result of the First Closing being contingent on the Second Closing, the $1,000,000 cash paid and value of the 24,156,000 shares issued was recorded as a “deposit on potential acquisition”, which was repaid to and returned to the Company in the first fiscal quarter of 2018 (See next paragraph), and the 24,156,000 shares was recorded as “contingent common stock” due to the uncertainty of the closing of the transaction.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – BASIS OF PRESENTATION

These interim condensed consolidated financial statements of the Company and its wholly-owned subsidiary are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. These accounts were prepared under the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission on December 27, 2017. The consolidated balance sheet as of September 30, 2017 contained herein has been derived from the audited consolidated financial statements as of September 30, 2017, but does not include all disclosures required by the generally accepted accounting principles in the U.S.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2017 and 2016 include the valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, prepaid expense, deposit on potential acquisition, due to affiliates, accrued liabilities, and accrued liabilities – related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of December 31, 2017 and September 30, 2017, the Company’s cash balances in bank accounts had approximately $650,000 and $0 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its bank accounts through and as of the date of this report.

The following table summarizes customer revenue concentrations:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
FXDD Malta - related party	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
FXDIRECT - related party	100%	100%

Prepaid expense

Prepaid expense represents cash paid in advance for professional service charge. The amount is recognized as expense over the related service periods. At both December 31, 2017 and September 30, 2017, prepaid expense amounted $750.

Software development costs

At December 31, 2017, software development costs totaled $50,000, which represents software development that management expects to complete and place in service in June 2018. Projected capitalized costs of this software development is approximately $200,000. Capitalized costs related to the software under development are treated as an asset until the development is completed. The Company will amortize the software costs on a straight-line basis over the estimated life of the software, commencing when the software is put into productive use.

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

Income taxes

The Company recorded no income tax expense for the three months ended December 31, 2017 and 2016 because the estimated annual effective tax rate was zero. As of December 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

In December 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended December 31, 2017 and 2016, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(169,988)	$(52,544)
Weighted average common stock outstanding - basic	242,037,970	254,641,100
Effect of dilutive securities:
Series A preferred stock	—	—
Weighted average common stock outstanding - diluted	242,037,970	254,641,100
Net loss per common share - basic	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)

During the three months ended December 31, 2017 and 2016, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying unaudited condensed consolidated statements of operations in order to be consistent with the current period presentation. These reclassifications had no effect on the previously reported results of operations.

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

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments add further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This pronouncement has the same effective date as the new revenue standard, which is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017 (quarter ending December 31, 2018 for the Company). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

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

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – ACCRUED LIABILITIES

At December 31, 2017 and September 30, 2017, accrued liabilities consisted of the following:

	December 31, 2017	September 30, 2017
Professional fees	$48,594	$2,525
Directors’ compensation	25,000	—
Interest payable	23,625	19,875
	$97,219	$22,400

NOTE 5 – SHARE CAPITAL

Authorized shares

The Company is authorized to issue 900,000,000 shares of common stock at par value of $0.0001 and 15,000,000 shares of Series A preferred stock at par value of $0.0001.

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

During the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended December 31, 2017 and 2016, amortization of debt discount amounted to $2,290 and $2,289, respectively.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended December 31, 2017 and 2016, dividends on redeemable preferred stock amounted to $3,750.

On February 13, 2018, the Company and CMH entered into a stock redemption agreement for 75,000 shares of preferred stock. See Note 7.

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak is paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $6,000 and $50,000 for the three months ended December 31, 2017 and 2016, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2017 and September 30, 2017, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $8,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

The Company uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to those affiliates, which are considered immaterial.

Office space from related parties

The Company uses office space of affiliate companies, free of rent, which is considered immaterial.

Revenue from related party and cost of revenue from related party

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

Both of the above entities are affiliates through common ownership.

During the three months ended December 31, 2017 and 2016, service provided to related party which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Service provided to:
FXDD Malta	$4,800,000	$6,000,000
	$4,800,000	$6,000,000

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three months ended December 31, 2017 and 2016, service received from related party which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Service received from:
FXDIRECT	$4,725,000	$5,925,000
	$4,725,000	$5,925,000

Due to affiliates

At December 31, 2017 and September 30, 2017, due to related parties consisted of the following:

	December 31, 2017	September 30, 2017
Forexware LLC	$299,781	$403,994
FXDIRECT	175,561	—
	$475,342	$403,994

The balances of due to related parties represent expenses paid by Forexware LLC and FXDIRECT on behalf of the Company. The balances due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

Except as set forth below, there were no events that occurred subsequent to December 31, 2017 that require adjustment to or disclosure in the consolidated financial statements.

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments with the first closing occurring on June 7, 2016 resulting in the issuance of 100,000 shares of Series A Preferred Stock to CMH (the “CMH Preferred Shares”). CMH is wholly-owned by an entity that is owned by Emil Assentato, the Company’s CEO, CFO and Chairman. The second close was to occur with the closing of the Company’s acquisition of IBIH. On November 17, 2017, the Company entered into a Settlement Agreement and Mutual Release terminating the Company’s acquisition of IBIH and, as a result, the second closing of the CMH financing was also terminated. As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares shall be redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

Unless otherwise indicated, references to the “Company”, “us”, or “we” refer to Nukkleus Inc. and its consolidated subsidiary.

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

We are in the process of finalizing an agreement with a third-party for the customization and development of a trading platform to be used by us. Management expects the project to be completed and the platform to be placed in service in June 2018. Projected capitalized costs of this software development is approximately $200,000.

We currently plan to seek for acquisitions that bring shareholder value both in the short term and long term. Our goal is to create an industry leading sector consolidated platform, combining strong global retail and institutional trading flows covering FX, commodities, futures, CFD and equities, with a cutting edge technological product suite, turnkey software and technological development capabilities.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes to the critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2017.

Results of Operations

Summary of Key Results

For the three months ended December 31, 2017 versus the three months ended December 31, 2016

Revenue and Cost of Revenue

Total revenue for the three months ended December 31, 2017 versus the three months ended December 31, 2016 was $4,800,000 and $6,000,000, respectively. Revenue for the three months ended December 31, 2017 and 2016 was from general support services rendered to a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to us for services was reduced from $2,000,000 per month to $1,600,000 per month. Therefore, our revenue for the three months ended December 31, 2017 was significantly decreased as compared to the three months ended December 31, 2016.

Cost of revenue for the three months ended December 31, 2017 versus the three months ended December 31, 2016 was $4,725,000 and $5,925,000, respectively. Cost of revenue represents amount incurred for general support services rendered by a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by us to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Therefore, our cost of revenue for the three months ended December 31, 2017 was significantly decreased as compared to the three months ended December 31, 2016.

Operating Expenses

Total operating expenses for the three months ended December 31, 2017 versus the three months ended December 31, 2016, were $238,948 versus $121,505, respectively. These operating expenses were primarily third-party and related party professional fees. The increase in operating expenses was mainly due to the increase in use of professional services providers.

Other Expense

Other expense includes interest expense on redeemable preferred stock and amortization of debt discount. Total other expense for the three months ended December 31, 2017 versus the three months ended December 31, 2016, was $6,040 versus $6,039, respectively.

Other expense remained roughly consistent for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Net Loss

As a result of the factors described above, our net loss was $169,988, or (0.00) per common share (basic and diluted), for the three months ended December 31, 2017. Our net loss was $52,544, or (0.00) per common share (basic and diluted), for the three months ended December 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2017 and September 30, 2017, we had cash balances of $969,111 and $48,642, respectively.

Cash at December 31, 2017 was provided by proceeds received from termination of potential acquisition.

We had an accumulated deficit and a total stockholders’ deficit of $685,439 and $521,333, respectively, as of December 31, 2017. For the three months ended December 31, 2017, we recorded a net loss of $169,988 and had a net cash flow used in operating activities of $29,531. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses may prevent us from successfully operating and expanding our business.

We are processing to pay for the $750,000 for the preferred stock redemption as described elsewhere in this report. We estimate that our working capital is sufficient to fund our current operations for the next 12 months.

Management is currently seeking additional capital through private placements or public offerings of our securities. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations, potential mergers or acquisitions, and the development of our business plan.

Cash Flow for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Net cash flow used in operating activities was $29,531 for the three months ended December 31, 2017. These include $169,988 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $138,167 for the three months ended December 31, 2017.

We had $0 in net cash used in operating activities for the three months ended December 31, 2016. These include $52,544 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $50,255 for the three months ended December 31, 2016.

Net cash flow provided by investing activities was $950,000 for the three months ended December 31, 2017. During the three months ended December 31, 2017, we received proceeds of $1,000,000 from termination of potential acquisition in accordance with a Settlement Agreement and Mutual Release signed on November 17, 2017 as described elsewhere in this report, and we made a payment for software development costs of $50,000.

We did not incur any investing activity during the three months ended December 31, 2016.

We did not incur any financing activity during the three months ended December 31, 2017 and 2016.

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

Currently, we use our cash to support our operations and to provide working capital for our ongoing operations and obligations. We believe that our current cash will be sufficient to meet our anticipated cash requirements for the next twelve months.

Although we estimate that our current cash will be sufficient to meet our anticipated cash requirements for the next twelve months, we need to either borrow funds or raise additional capital through equity or debt financings in order to support our future mergers or acquisitions and the development of our business opportunities. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At December 31, 2017, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2017.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) is the same person.

During evaluation of disclosure controls and procedures as of December 31, 2017, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None

Part II - Other Information

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments with the first closing occurring on June 7, 2016 resulting in the issuance of 100,000 shares of Series A Preferred Stock to CMH (the “CMH Preferred Shares”). CMH is wholly-owned by an entity that is owned by Emil Assentato, the Company’s CEO, CFO and Chairman. The second close was to occur with the closing of the Company’s acquisition of IBIH. On November 17, 2017, the Company entered into a Settlement Agreement and Mutual Release terminating the Company’s acquisition of IBIH and, as a result, the second closing of the CMH financing was also terminated. As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares shall be redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited *

21.1	List of Subsidiaries (2)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.

(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.

(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: February 13, 2018	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), and Chairman