Form 10-Q
period 2018-03-31
Nukkleus Inc.
filed 2018-05-11
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55922

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 11, 2018

Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

 March 31, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	September 30, 2017
	( Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$200,465	$48,642
Prepaid expense	—	750
Deposit on potential acquisition	—	1,055,559

TOTAL CURRENT ASSETS	200,465	1,104,951

OTHER ASSETS:
Software development costs	50,000	—

TOTAL ASSETS	$250,465	$1,104,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$480,109	$403,994
Accrued liabilities	76,129	22,400
Accrued liabilities - related party	—	8,000

TOTAL CURRENT LIABILITIES	556,238	434,394

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value;
25,000 and 100,000 shares issued and outstanding ($250,000 and $1,000,000 less discount of $7,269 and $33,657, respectively) at March 31, 2018 and September 30, 2017, respectively	242,731	966,343

TOTAL LIABILITIES	798,969	1,400,737

Contingent common stock (0 and 24,156,000 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively)	—	55,559

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized;
0 share issued and outstanding at March 31, 2018 and September 30, 2017)	—	—
Common stock ($0.0001 par value; 900,000,000 shares authorized;
230,485,100 shares issued and outstanding at March 31, 2018 and September 30, 2017)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(712,610)	(515,451)

TOTAL STOCKHOLDERS’ DEFICIT	(548,504)	(351,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,465	$1,104,951

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017

REVENUE
Revenue	$—	$—	$—	$—
Revenue - related party	4,800,000	6,000,000	9,600,000	12,000,000
Total revenue	4,800,000	6,000,000	9,600,000	12,000,000

COST OF REVENUE
Cost of revenue	—	—	—	—
Cost of revenue - related party	4,725,000	5,925,000	9,450,000	11,850,000
Total cost of revenue	4,725,000	5,925,000	9,450,000	11,850,000

GROSS PROFIT	75,000	75,000	150,000	150,000

OPERATING EXPENSES:
General and administrative	75,844	137,154	308,792	208,659
General and administrative - related party	—	15,000	6,000	65,000

Total operating expenses	75,844	152,154	314,792	273,659

LOSS FROM OPERATIONS	(844)	(77,154)	(164,792)	(123,659)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(2,229)	(3,750)	(5,979)	(7,500)
Amortization of debt discount	(24,098)	(2,290)	(26,388)	(4,579)

Total other expense	(26,327)	(6,040)	(32,367)	(12,079)

LOSS BEFORE INCOME TAXES	(27,171)	(83,194)	(197,159)	(135,738)

INCOME TAXES	—	—	—	—

NET LOSS	$(27,171)	$(83,194)	$(197,159)	$(135,738)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	254,641,100	236,855,913	254,641,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,159)	$(135,738)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	26,388	4,579
Changes in operating assets and liabilities:
Prepaid expense	750	—
Due from affiliate	—	(150,000)
Due to affiliates	76,115	236,584
Accrued liabilities	53,729	44,575
Accrued liabilities - related party	(8,000)	—

Net cash used in operating activities	(48,177)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from termination of potential acquisition	1,000,000	—
Payment made for software development costs	(50,000)	—

Net cash provided by investing activities	950,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	(750,000)	—

Net cash used in financing activities	(750,000)	—

NET INCREASE IN CASH	151,823	—

Cash - beginning of period	48,642	—

Cash - end of period	$200,465	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$55,559	$—

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission on December 27, 2017. The consolidated balance sheet as of September 30, 2017 contained herein has been derived from the audited consolidated financial statements as of September 30, 2017, but does not include all disclosures required by U.S. GAAP.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2018 and 2017 include the valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, due to affiliates, and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2018. There were no balances in excess of the federally-insured limits at March 31, 2018 and September 30, 2017.

The following table summarizes customer revenue concentrations:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
FXDD Malta - related party	100%	100%	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
FXDIRECT - related party	100%	100%	100%	100%

Prepaid expense

Prepaid expense represents cash paid in advance for professional service charge. The amount is recognized as expense over the related service periods. At March 31, 2018 and September 30, 2017, prepaid expense amounted $0 and $750, respectively.

Software development costs

At March 31, 2018, software development costs totaled $50,000, which represents software development that management expects to complete and place in service in August 2018. Projected capitalized costs of this software development is approximately $200,000. Capitalized costs related to the software under development are treated as an asset until the development is completed. The Company will amortize the software costs on a straight-line basis over the estimated life of the software, commencing when the software is put into productive use.

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

Income taxes

The Company recorded no income tax expense for the three and six months ended March 31, 2018 and 2017 because the estimated annual effective tax rate was zero. As of March 31, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and six months ended March 31, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(27,171)	$(83,194)	$(197,159)	$(135,738)
Weighted average common stock outstanding - basic	230,485,100	254,641,100	236,855,913	254,641,100
Effect of dilutive securities:
Series A preferred stock	—	—	—	—
Weighted average common stock outstanding - diluted	230,485,100	254,641,100	236,855,913	254,641,100
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

During the three and six months ended March 31, 2018 and 2017, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ending December 31, 2018 for the Company). The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

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

NOTE 4 – ACCRUED LIABILITIES

At March 31, 2018 and September 30, 2017, accrued liabilities consisted of the following:

	March 31, 2018	September 30, 2017
Professional fees	$10,275	$2,525
Directors’ compensation	40,000	—
Interest payable	25,854	19,875
	$76,129	$22,400

NOTE 5 – SHARE CAPITAL

Authorized shares

The Company is authorized to issue 900,000,000 shares of common stock at par value of $0.0001 and 15,000,000 shares of Series A preferred stock at par value of $0.0001.

Common stock issued for Stock Purchase Agreement

As described elsewhere in this report, on May 27, 2016, the Company acquired 100% of the issued and outstanding shares of Iron BVI for 24,156,000 shares of common stock of the Company. The shares were valued at $.0023 per share. As a result of the First Closing being contingent on the Second Closing, the 24,156,000 shares for the purchase of IBIH was recorded as “contingent common stock” due to the uncertainty of the closing of the transaction.

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

During the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended March 31, 2018 and 2017, amortization of debt discount amounted to $24,098 and $2,290, respectively. For the six months ended March 31, 2018 and 2017, amortization of debt discount amounted to $26,388 and $4,579, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended March 31, 2018 and 2017, dividends on redeemable preferred stock amounted to $2,229 and $3,750, respectively. For the six months ended March 31, 2018 and 2017, dividends on redeemable preferred stock amounted to $5,979 and $7,500, respectively.

As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

At March 31, 2018 and September 30, 2017, Series A redeemable preferred stock consisted of the following:

	March 31, 2018	September 30, 2017
Redeemable preferred stock (stated value)	$250,000	$1,000,000
Less: unamortized debt discount	(7,269)	(33,657)
Redeemable preferred stock, net	$242,731	$966,343

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak is paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $15,000 for the three months ended March 31, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. As compensation for professional services provided, the Company recognized consulting expenses of $6,000 and $65,000 for the six months ended March 31, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2018 and September 30, 2017, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $8,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Services provided by related parties (continued)

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

During the three and six months ended March 31, 2018 and 2017, service provided to related party which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Service provided to:
FXDD Malta	$4,800,000	$6,000,000	$9,600,000	$12,000,000
	$4,800,000	$6,000,000	$9,600,000	$12,000,000

During the three and six months ended March 31, 2018 and 2017, service received from related party which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Service received from:
FXDIRECT	$4,725,000	$5,925,000	$9,450,000	$11,850,000
	$4,725,000	$5,925,000	$9,450,000	$11,850,000

NUKKLEUS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates

At March 31, 2018 and September 30, 2017, due to related parties consisted of the following:

	March 31, 2018	September 30, 2017
Forexware LLC	$299,782	$403,994
FXDIRECT	180,327	—
	$480,109	$403,994

The balances of due to related parties represent expenses paid by Forexware LLC and FXDIRECT on behalf of the Company. The balances due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

There were no events that occurred subsequent to March 31, 2018 that require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

Recently, we signed an agreement with a third-party for the customization and development of a trading platform to be used by us. Management expects the project to be completed and the platform to be placed in service in August 2018. Projected capitalized costs of this software development is approximately $200,000.

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

Results of Operations

Summary of Key Results

For the three and six months ended March 31, 2018 versus the three and six months ended March 31, 2017

Revenue and Cost of Revenue

Total revenue for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was $4,800,000 and $6,000,000, respectively. Total revenue for the six months ended March 31, 2018 versus the six months ended March 31, 2017 was $9,600,000 and $12,000,000, respectively. Revenue for the three and six months ended March 31, 2018 and 2017 was from general support services rendered to a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to us for services was reduced from $2,000,000 per month to $1,600,000 per month. Therefore, our revenue for the three and six months ended March 31, 2018 was significantly decreased as compared to the three and six months ended March 31, 2017.

Cost of revenue for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was $4,725,000 and $5,925,000, respectively. Cost of revenue for the six months ended March 31, 2018 versus the six months ended March 31, 2017 was $9,450,000 and $11,850,000, respectively. Cost of revenue represents amount incurred for general support services rendered by a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by us to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Therefore, our cost of revenue for the three and six months ended March 31, 2018 was significantly decreased as compared to the three and six months ended March 31, 2017.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 versus the three months ended March 31, 2017, were $75,844 versus $152,154, respectively. These operating expenses were mainly third-party and related party professional fees. The decrease in operating expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to the decrease in use of professional services providers. Total operating expenses for the six months ended March 31, 2018 versus the six months ended March 31, 2017, were $314,792 versus $273,659, respectively. These operating expenses were primarily third-party and related party professional fees. The increase in operating expenses for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 was mainly due to the increase in use of professional services providers.

Other Expense

Other expense includes interest expense on redeemable preferred stock and amortization of debt discount. Total other expense for the three months ended March 31, 2018 versus the three months ended March 31, 2017, was $26,327 versus $6,040, respectively. Total other expense for the six months ended March 31, 2018 versus the six months ended March 31, 2017, was $32,367 versus $12,079, respectively.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock for the three and six months ended March 31, 2018 decreased as compared to the three and six months ended March 31, 2017, and our amount from amortization of debt discount for the three and six months ended March 31, 2018 significantly increased as compared to the three and six months ended March 31, 2017.

Net Loss

As a result of the factors described above, our net loss was $27,171, or (0.00) per common share (basic and diluted), for the three months ended March 31, 2018. Our net loss was $83,194, or (0.00) per common share (basic and diluted), for the three months ended March 31, 2017.

As a result of the factors described above, our net loss was $197,159, or (0.00) per common share (basic and diluted), for the six months ended March 31, 2018. Our net loss was $135,738, or (0.00) per common share (basic and diluted), for the six months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2018 and September 30, 2017, we had cash balances of $200,465 and $48,642, respectively.

Cash at March 31, 2018 was provided by proceeds received from termination of potential acquisition after deducting cash paid for the preferred stock redemption as described elsewhere in this report.

We had an accumulated deficit and a total stockholders’ deficit of $712,610 and $548,504, respectively, as of March 31, 2018. For the six months ended March 31, 2018, we recorded a net loss of $197,159 and had a net cash flow used in operating activities of $48,177. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses may prevent us from successfully operating and expanding our business.

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

Cash Flow for the Six Months Ended March 31, 2018 Compared to the Six Months Ended March 31, 2017

Net cash flow used in operating activities was $48,177 for the six months ended March 31, 2018. These include $197,159 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $122,594 for the six months ended March 31, 2018.

We had $0 in net cash used in operating activities for the six months ended March 31, 2017. These include $135,738 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $131,159 for the six months ended March 31, 2017.

Net cash flow provided by investing activities was $950,000 for the six months ended March 31, 2018. During the six months ended March 31, 2018, we received proceeds of $1,000,000 from termination of potential acquisition in accordance with a Settlement Agreement and Mutual Release signed on November 17, 2017 as described elsewhere in this report, and we made a payment for software development costs of $50,000.

We did not incur any investing activity during the six months ended March 31, 2017.

Net cash flow used in financing activities was $750,000 for the six months ended March 31, 2018. During the six months ended March 31, 2018, we paid $750,000 for the preferred stock redemption as described elsewhere in this report.

We did not incur any financing activity during the six months ended March 31, 2017.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Redeemable preferred stock (stated value)	$250,000	$—	$—	$250,000	$—
Accrued interest for redeemable preferred stock	25,854	25,854	—	—	—
Total	$275,854	$25,854	$—	$250,000	$—

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) is the same person.

During evaluation of disclosure controls and procedures as of March 31, 2018, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: May 11, 2018	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), and Chairman

