Form 10-Q
period 2018-06-30
Nukkleus Inc.
filed 2018-08-13
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 10, 2018
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	September 30, 2017
	( Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$208,138	$48,642
Prepaid expense and other current assets	12,312	750
Deposit on potential acquisition	—	1,055,559
Deposit on software development	50,000	—

TOTAL CURRENT ASSETS	270,450	1,104,951

TOTAL ASSETS	$270,450	$1,104,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$480,519	$403,994
Accrued liabilities	90,817	22,400
Accrued liabilities - related party	—	8,000

TOTAL CURRENT LIABILITIES	571,336	434,394

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value;
25,000 and 100,000 shares issued and outstanding ($250,000 and $1,000,000 less discount of $6,697 and $33,657, respectively) at June 30, 2018 and September 30, 2017, respectively	243,303	966,343

TOTAL LIABILITIES	814,639	1,400,737

Contingent common stock (0 and 24,156,000 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively)	—	55,559

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized;
0 share issued and outstanding at June 30, 2018 and September 30, 2017)	—	—
Common stock ($0.0001 par value; 900,000,000 shares authorized;
230,485,100 shares issued and outstanding at June 30, 2018 and September 30, 2017)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(708,295)	(515,451)

TOTAL STOCKHOLDERS' DEFICIT	(544,189)	(351,345)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$270,450	$1,104,951

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE
Revenue	$—	$—	$—	$—
Revenue - related party	4,800,000	6,000,000	14,400,000	18,000,000
Total revenue	4,800,000	6,000,000	14,400,000	18,000,000

COST OF REVENUE
Cost of revenue	—	—	—	—
Cost of revenue - related party	4,725,000	5,925,000	14,175,000	17,775,000
Total cost of revenue	4,725,000	5,925,000	14,175,000	17,775,000

GROSS PROFIT	75,000	75,000	225,000	225,000

OPERATING EXPENSES:
General and administrative	69,175	56,738	377,967	265,397
General and administrative - related party	—	30,000	6,000	95,000

Total operating expenses	69,175	86,738	383,967	360,397

INCOME (LOSS) FROM OPERATIONS	5,825	(11,738)	(158,967)	(135,397)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(938)	(3,750)	(6,917)	(11,250)
Amortization of debt discount	(572)	(2,290)	(26,960)	(6,869)

Total other expense	(1,510)	(6,040)	(33,877)	(18,119)

INCOME (LOSS) BEFORE INCOME TAXES	4,315	(17,778)	(192,844)	(153,516)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$4,315	$(17,778)	$(192,844)	$(153,516)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	230,485,100	254,641,100	234,732,309	254,641,100
Diluted	231,735,100	254,641,100	234,732,309	254,641,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,844)	$(153,516)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of debt discount	26,960	6,869
Changes in operating assets and liabilities:
Prepaid expense	(11,562)	—
Due from affiliate	—	121,250
Due to affiliates	76,525	321,635
Accrued liabilities	68,417	34,531
Accrued liabilities - related party	(8,000)	—

Net cash (used in) provided by operating activities	(40,504)	330,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from termination of potential acquisition	1,000,000	—
Deposit made for software development	(50,000)	—

Net cash provided by investing activities	950,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	(750,000)	—

Net cash used in financing activities	(750,000)	—

NET INCREASE IN CASH	159,496	330,769

Cash - beginning of period	48,642	—

Cash - end of period	$208,138	$330,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$55,559	$—

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

On May 24, 2016, Nukkleus, its wholly-owned subsidiary, Nukkleus Limited, a Bermuda limited company (“Nukkleus Limited”), Charms, the former majority shareholder, and CMH entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company purchased from CMH certain intellectual property, hardware, software and other assets (collectively, the “Assets”) in consideration of 48,400,000 shares of common stock of the Company. The Asset Purchase Agreement closed on May 24, 2016. As a result of such acquisition, the Company’s operations are now focused on the operation of a foreign exchange trading business utilizing the assets acquired from CMH.

On May 24, 2016, Nukkleus Limited entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, Nukkleus Limited, FML Malta Ltd. and FXDD Malta Limited (“FXDD Malta”) entered into a letter agreement providing that there was an error in drafting the General Service Agreement and acknowledging that the correct counter-party to Nukkleus Limited in the General Service Agreement is FXDD Malta. Accordingly, all references to FML Malta Ltd. have been replaced with FXDD Malta. FXDD Malta is a private limited liability company formed under the laws of Malta. The General Service Agreement entered with FXDD Malta provides that FXDD Malta will pay Nukkleus Limited at minimum $2,000,000 per month. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to Nukkleus Limited for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, in order to appropriately service FXDD Malta, Nukkleus Limited entered into a General Service Agreement with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., the Company seeks to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Both entities would be regulated by the Malta Financial Services Authority.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2018 and 2017 include the valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, prepaid expense and other current assets, deposit on software development, due to affiliates, and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018. There were no balances in excess of the federally-insured limits at June 30, 2018 and September 30, 2017.

The following table summarizes customer revenue concentrations:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
FXDD Malta - related party	100%	100%	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
FXDIRECT - related party	100%	100%	100%	100%

Prepaid expense and other current assets

At June 30, 2018 and September 30, 2017, prepaid expense and other current assets consisted of the following:

	June 30, 2018	September 30, 2017
Prepaid professional service charge	$750	$750
Prepaid annual listing fee	7,333	—
Other	4,229	—
	$12,312	$750

These amounts of prepaid professional service charge and prepaid annual listing fee are recognized as expenses over the related service periods and the related listing periods.

Deposit on software development

In the first quarter of fiscal 2018, the Company signed an agreement with a third-party for the customization and development of a trading platform to be used by it. In accordance with the signed agreement, the Company made a deposit on software development of $50,000. Originally, the Company expected the project to be completed and the platform to be placed in service in August 2018. As of June 30, 2018, there has not been any delivery. The project will not be moved forward. Therefore, the deposit on software development of $50,000 is to be refunded to the Company in full by August 15, 2018.

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

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company recorded no income tax expense for the three and nine months ended June 30, 2018 and 2017 because the estimated annual effective tax rate was zero. As of June 30, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and nine months ended June 30, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended June 30, 2018 and 2017:

Basic net income (loss) per share

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$4,315	$(17,778)	$(192,844)	$(153,516)
Weighted average common stock outstanding - basic	230,485,100	254,641,100	234,732,309	254,641,100
Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

Diluted net income (loss) per share

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$4,315	$(17,778)	$(192,844)	$(153,516)
Add: interest expense for redeemable preferred stock	938	—	—	—
Subtract: unamortized debt discount for redeemable preferred stock	(6,697)	—	—	—
Net loss available to common stockholders for diluted net loss per share of common stock	$(1,444)	$(17,778)	$(192,844)	$(153,516)
Weighted average common stock outstanding - basic	230,485,100	254,641,100	234,732,309	254,641,100
Effect of dilutive debenture:
Series A preferred stock	1,250,000	—	—	—
Weighted average common stock outstanding - diluted	231,735,100	254,641,100	234,732,309	254,641,100
Net loss per share:
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

During the nine months ended June 30, 2018 and the three and nine months ended June 30, 2017, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Reclassifications

The Company has segregated prior period related party general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations in order to be consistent with the current period presentation. These reclassifications had no effect on the previously reported results of operations.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 (quarter ending December 31, 2018 for the Company). Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments add further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This pronouncement has the same effective date as the new revenue standard, which is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017 (quarter ending December 31, 2018 for the Company). The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (quarter ending December 31, 2018 for the Company), with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will evaluate the effects of adopting this guidance if and when it is deemed to be applicable.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods (quarter ending December 31, 2018 for the Company). The Company will evaluate the effects of adopting this guidance if and when it is deemed to be applicable.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 (quarter ending December 31, 2018 for the Company). Early adoption is permitted. The Company will evaluate the effects of adopting this guidance if and when it is deemed to be applicable.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (quarter ending September 30, 2019 for the Company). Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will evaluate the effects of adopting ASU 2018-07 if and when it is deemed to be applicable.

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

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED LIABILITIES

At June 30, 2018 and September 30, 2017, accrued liabilities consisted of the following:

	June 30, 2018	September 30, 2017
Professional fees	$9,025	$2,525
Directors’ compensation	55,000	—
Interest payable	26,792	19,875
	$90,817	$22,400

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

Common stock and Series A preferred stock sold for cash

The Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first closing occurred on June 7, 2016. Originally, the second closing was to occur with the closing of the Company’s acquisition of IBIH. Since the acquisition of IBIH transaction was terminated, the second closing with CMH will not proceed.

The Series A preferred stock has the following key terms:

1)	A stated value of $10 per share;

2)	The holder is entitled to receive cumulative dividends at the annual rate of 1.5% of stated value payable semi-annually on June 30 and December 31;

3)	The preferred stock must be redeemed at the stated value plus any unpaid dividends in 5 years.

During the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended June 30, 2018 and 2017, amortization of debt discount amounted to $572 and $2,290, respectively. For the nine months ended June 30, 2018 and 2017, amortization of debt discount amounted to $26,960 and $6,869, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended June 30, 2018 and 2017, dividends on redeemable preferred stock amounted to $938 and $3,750, respectively. For the nine months ended June 30, 2018 and 2017, dividends on redeemable preferred stock amounted to $6,917 and $11,250, respectively.

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

At June 30, 2018 and September 30, 2017, Series A redeemable preferred stock consisted of the following:

	June 30, 2018	September 30, 2017
Redeemable preferred stock (stated value)	$250,000	$1,000,000
Less: unamortized debt discount	(6,697)	(33,657)
Redeemable preferred stock, net	$243,303	$966,343

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $30,000 for the three months ended June 30, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. As compensation for professional services provided, the Company recognized consulting expenses of $6,000 and $95,000 for the nine months ended June 30, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2018 and September 30, 2017, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $8,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

NUKKLEUS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three and nine months ended June 30, 2018 and 2017, service provided to related party which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Service provided to:
FXDD Malta	$4,800,000	$6,000,000	$14,400,000	$18,000,000
	$4,800,000	$6,000,000	$14,400,000	$18,000,000

During the three and nine months ended June 30, 2018 and 2017, service received from related party which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Service received from:
FXDIRECT	$4,725,000	$5,925,000	$14,175,000	$17,775,000
	$4,725,000	$5,925,000	$14,175,000	$17,775,000

Due to affiliates

At June 30, 2018 and September 30, 2017, due to related parties consisted of the following:

	June 30, 2018	September 30, 2017
Forexware LLC	$299,782	$403,994
FXDIRECT	180,737	—
	$480,519	$403,994

The balances of due to related parties represent expenses paid by Forexware LLC and FXDIRECT on behalf of the Company. The balances due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

There were no events that occurred subsequent to June 30, 2018 that require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and Nukkleus Payments Malta Ltd.  For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., we seek to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Both entities would be regulated by the Malta Financial Services Authority.

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

Results of Operations

Summary of Key Results

For the three and nine months ended June 30, 2018 versus the three and nine months ended June 30, 2017

Revenue and Cost of Revenue

Total revenue for the three months ended June 30, 2018 versus the three months ended June 30, 2017 was $4,800,000 and $6,000,000, respectively. Total revenue for the nine months ended June 30, 2018 versus the nine months ended June 30, 2017 was $14,400,000 and $18,000,000, respectively. Revenue for the three and nine months ended June 30, 2018 and 2017 was from general support services rendered to a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to us for services was reduced from $2,000,000 per month to $1,600,000 per month. Therefore, our revenue for the three and nine months ended June 30, 2018 was significantly decreased as compared to the three and nine months ended June 30, 2017.

Cost of revenue for the three months ended June 30, 2018 versus the three months ended June 30, 2017 was $4,725,000 and $5,925,000, respectively. Cost of revenue for the nine months ended June 30, 2018 versus the nine months ended June 30, 2017 was $14,175,000 and $17,775,000, respectively. Cost of revenue represents amount incurred for general support services rendered by a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by us to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Therefore, our cost of revenue for the three and nine months ended June 30, 2018 was significantly decreased as compared to the three and nine months ended June 30, 2017.

Operating Expenses

Operating expense were mainly third-party and related party professional fees and directors’ compensation.

Total operating expenses for the three months ended June 30, 2018 versus the three months ended June 30, 2017, were $69,175 versus $86,738, respectively. The decrease in operating expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to the decrease in use of professional services providers. Total operating expenses for the nine months ended June 30, 2018 versus the nine months ended June 30, 2017, were $383,967 versus $360,397, respectively. The increase in operating expenses for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 was mainly due to the increase in directors’ compensation and offset by the decrease in use of professional services providers.

Other Expense

Other expense includes interest expense on redeemable preferred stock and amortization of debt discount. Total other expense for the three months ended June 30, 2018 versus the three months ended June 30, 2017, was $1,510 versus $6,040, respectively. Total other expense for the nine months ended June 30, 2018 versus the nine months ended June 30, 2017, was $33,877 versus $18,119, respectively.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock for the three and nine months ended June 30, 2018 decreased as compared to the three and nine months ended June 30, 2017, our amount from amortization of debt discount for the three months ended June 30, 2018 decreased as compared to the three months ended June 30, 2017, and our amount from amortization of debt discount for the nine months ended June 30, 2018 significantly increased as compared to the nine months ended June 30, 2017.

Net Income (Loss)

As a result of the factors described above, we reported net income of $4,315 for the three months ended June 30, 2018 as compared to net loss of $17,778 for the three months ended June 30, 2017. This translated to basic net income per common share of $0.00 and basic net loss per common share of $(0.00), and diluted net loss per common share of $(0.00) and $(0.00), for the three months ended June 30, 2018 and 2017, respectively.

As a result of the factors described above, our net loss was $192,844, or $(0.00) per common share (basic and diluted), for the nine months ended June 30, 2018. Our net loss was $153,516, or $(0.00) per common share (basic and diluted), for the nine months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2018 and September 30, 2017, we had cash balances of $208,138 and $48,642, respectively.

Cash at June 30, 2018 was provided by proceeds received from termination of potential acquisition after deducting cash paid for the preferred stock redemption as described elsewhere in this report.

We had an accumulated deficit, a total stockholders’ deficit, and a working capital deficit of $708,295, $544,189, and $300,886, respectively, as of June 30, 2018. For the nine months ended June 30, 2018, we recorded a net loss of $192,844 and had a net cash flow used in operating activities of $40,504. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses may prevent us from successfully operating and expanding our business.

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

Cash Flow for the Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017

Net cash flow used in operating activities was $40,504 for the nine months ended June 30, 2018. These included $192,844 in net loss, offset by changes in operating assets and liabilities totaling $125,380 for the nine months ended June 30, 2018.

We had $330,769 in net cash provided by operating activities for the nine months ended June 30, 2017. These included changes in operating assets and liabilities totaling $477,416 for the nine months ended June 30, 2017, offset by net loss of $153,516.

Net cash flow provided by investing activities was $950,000 for the nine months ended June 30, 2018. During the nine months ended June 30, 2018, we received proceeds of $1,000,000 from termination of potential acquisition in accordance with a Settlement Agreement and Mutual Release signed on November 17, 2017 as described elsewhere in this report, and we made a deposit for software development of $50,000, which is to be refunded to the Company in full.

We did not incur any investing activity during the nine months ended June 30, 2017.

Net cash flow used in financing activities was $750,000 for the nine months ended June 30, 2018. During the nine months ended June 30, 2018, we paid $750,000 for the preferred stock redemption as described elsewhere in this report.

We did not incur any financing activity during the nine months ended June 30, 2017.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Redeemable preferred stock (stated value)	$250,000	$—	$250,000	$—	$—
Accrued interest for redeemable preferred stock	26,792	26,792	—	—	—
Total	$276,792	$26,792	$250,000	$—	$—

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) is the same person.

During evaluation of disclosure controls and procedures as of June 30, 2018, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

None.

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

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

21.1	List of Subsidiaries

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: August 10, 2018	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), and Chairman