Form 10-K
period 2018-09-30
Nukkleus Inc.
filed 2018-12-20
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

000-55922

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,345,000 as of March 31, 2018, based upon the closing stock price $0.07 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 20, 2018
Common Stock, $0.0001 par value per share	230,485,100 shares

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

All references in this Form 10-K that refer to the “Company”, “Nukkleus”, “we,” “us” or “our” refer to Nukkleus Inc. and its consolidated subsidiaries.

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

On May 27, 2016, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire, from IBIH Limited, a BVI corporation (“IBIH”) 2,200 issued and outstanding common stock for $1,000,000, representing 9.9% of IBIH. In addition, the Company acquired 100% of the issued and outstanding shares of GVS Limited (“Iron BVI”), which is the parent corporation of GVS (AU) Pty Ltd. (“Iron Australia”) for 24,156,000 shares of common stock of the Company. On November 17, 2017, the Company, IBIH, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders entered into a Settlement Agreement and Mutual Release (the “Iron Settlement Agreement”) pursuant to which the SPA was terminated, all differences between the parties were resolved and settled and the parties fully released the other parties from any liability. Pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron Australia changed, (ii) have its director designees resign as directors of Iron Australia, (iii) appoint Markos Kashiouris, Petros Economides and Yun Ma as directors of Iron Australia; (iv) and make all required changes with the Australian Securities and Investments Commission. With respect to Iron BVI, pursuant to the Iron Settlement Agreement, the Company agreed to (i) have the registered office of Iron BVI changed, (ii) have its director designee resign as a director of Iron BVI, (iii) appoint Cymora Limited as director of Iron BVI; (iv) and make all required changes with the BVI Registrar of Companies. Further, the Company agreed to return the 2,200 shares of capital stock of IBIH to the IBIH Shareholders and return 100% of its interest in Iron BVI to IBIH. IBIH agreed to return the 24,156,000 shares of common stock of the Company to the Company for cancellation and to pay the Company $1,000,000. Further, Markos Kashiouris, Petros Economides and Efstathios Christophi resigned as directors of the Company and waived any directorship fees payable to them under their letter of appointment dated August 1, 2016. The $1,000,000 has been paid to the Company, net of approximately $70,000 of legal expenses, in the first fiscal quarter of 2018 and IBIH has returned the certificate representing the 24,156,000 shares of common stock of the Company and the shares have been cancelled by the Company.

On June 3, 2016, the Company agreed to sell to Currency Mountain Holdings Bermuda, Limited (“CMH”) 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first close occurred on June 7, 2016. The second close was to occur with the closing of the Company’s acquisition of IBIH. As the IBIH transaction has been terminated, the second transaction with CMH will not proceed.

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., the Company seeks to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Both entities would be regulated by the Malta Financial Services Authority.

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd.  For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., we seek to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Both entities would be regulated by the Malta Financial Services Authority.

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

Fueled by the growing adoption of the internet, the retail segment of the FX market began to emerge in the late 1990s. Developing online brokerage firms provided individual investors with direct access to the global FX markets. Prior to the development of these trading platforms, individual retail investors were effectively locked out of the FX market as minimum trade sizes were typically too high for individual retail investors. Online FX brokers lowered the minimum volume barriers and transactions costs for retail trading, allowing individuals to establish trading accounts with much lower initial deposits. We believe the retail FX segment now represents the fastest growing portion of the overall FX market. We believe this growth will be driven by a handful of key market trends, including:

●	Increased investor demand for exposure to currencies;

●	Increasing internet adoption across the globe;

●	Growing engagement of the “offline” market;

●	Development of emerging markets and the emergence of an affluent middle class; and

●	Increasing regulation resulting in greater confidence.

Participants in the retail FX market are geographically dispersed. Retail FX brokers, such as FXDD are seeking to expand their presence in projected high growth regional areas, such as Asia and the Middle East.

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

Corporate Office

Our principal executive office is 525 Washington Blvd, 14 th Floor, Jersey City, New Jersey 07310. Our main telephone number is 212-791-4663. Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission’s website at www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Employees

As of the date of this filing, we currently employ one (1) full-time employee. Through our relationship with FXDIRECT, we have access to approximately 30 account managers who speak over 10 different languages, and FXDIRECT has contractual relationships with hundreds of referring brokers in at least twenty different countries. It also has contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as it expands activities and brings new projects on line.

Item 1A. Risk Factors.

Risks Relating to Our Company

Although we commenced operations in May 2016, we rely on FXDD Malta Limited as our significant customer, and the loss of FXDD Malta Limited would substantially reduce our revenue.

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail FX trading industry. We primarily today provide our software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta, a related party, which provides that FXDD Malta pays us at minimum, $1,600,000 per month. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FXDD Malta. In addition, in order to appropriately service FXDD Malta, we entered into a General Service Agreement with FXDIRECT, a related party, which provides that we pay FXDIRECT at minimum $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days written notice. We derive a significant amount of our revenues under our agreement with FXDD Malta. A significant decrease in business from or loss of any of FXDD Malta business could harm our financial condition by causing a significant decline in revenue attributable to FXDD Malta, which will have a material adverse impact on us.

Our Principal client, FXDD Malta, has its net trading income and profitability influenced by, among other things, the general level of trading activity in the FX market and by currency volatility, both of which are beyond our control.

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

Our client, FXDD Malta, has relationships with independent referring brokers who direct new customers to us, which is our principal source of new customers for FXDD Malta. Failure to maintain these relationships could have a material adverse effect on our business, financial condition, results of operations and cash flows and, in turn, negatively impact our company.

Our primary client, FXDD Malta, maintains relationships with independent referring brokers who direct new customers to us and provide marketing and other services to these customers. FXDD Malta relationships with referring brokers are non-exclusive and may be terminated by the brokers on short notice. A referring broker does not forfeit previously earned commissions upon termination. In addition, under its agreements with referring brokers, they have no obligation to provide FXDD Malta with new customers or minimum levels of transaction volume. Its failure to maintain its relationships with referring brokers, the failure of the referring brokers to provide FXDD Malta with customers or its failure to create new relationships with referring brokers could result in a loss of net trading income, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent any of its competitors offers more attractive compensation terms to any of its referring brokers, FXDD Malta could lose the referring broker’s services or be required to increase the compensation it pays to retain the referring broker. In addition, it may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to it by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent it does not enter into economically attractive relationships with referring brokers, its referring brokers may terminate their relationship with FXDD Malta or its referring brokers fail to provide us with customers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Any regulation of referring brokers and their activities could disrupt our business model.

FXDD Malta depends on referring brokers to acquire most of our customers. If a jurisdiction were to impose regulations restricting referring brokers’ ability to solicit, acquire or interact with customers, we may be unable to continue to acquire customers or do business in that jurisdiction. Any such regulation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and there may be future regulatory changes in our industry. The financial services industry in general has been subject to increasing regulatory oversight in recent years. The governmental bodies and self-regulatory organizations that regulate our business have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. As a result, in the future, we may become subject to new regulations that may affect the way in which we conduct our business and may make our business less profitable. For example, a regulatory body may reduce the levels of leverage we are allowed to offer to our customers, which could significantly adversely impact our business, financial condition, results of operations and cash flows. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business, financial condition, results of operations and cash flows.

Providing online services to customers may require us to comply with the laws and regulations of each country in which such services are available. Failure to comply with such laws may negatively impact our financial results.

Because our services are available online in foreign countries and FXDD Malta has customers residing in foreign countries, foreign jurisdictions may require FXDD Malta or us to qualify to do business in such countries. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to online services available to their citizens from service providers located elsewhere, including the laws and regulations of Japan and China. We are exposed to the risk that we are currently operating in non-compliance with local laws and regulations in certain of the jurisdictions where we accept customers. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may in the future selectively pursue acquisitions of other financial technology companies or retail FX brokers. Any future acquisitions may result in significant transaction expenses and present new risks in integrating the acquired companies and to the extent the acquired company operates in different markets or offers different products associated with entering additional markets. Because we have not historically made acquisitions, we do not have experience in successfully completing acquisitions. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our combined company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

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

Our certificate of incorporation authorizes the issuance of 900,000,000 shares of common stock and 15,000,000 shares of blank check preferred stock without the need for shareholder approval. We may issue a substantial number of additional shares, which may significantly dilute the equity interests of our existing shareholders.

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

Quarterly ended	Low Price	High Price
December 31, 2016	$0.03	$0.51
March 31, 2017	$0.09	$0.12
June 30, 2017	$0.08	$0.09
September 30, 2017	$0.08	$0.08
December 31, 2017	$0.08	$0.13
March 31, 2018	$0.07	$0.08
June 30, 2018	$0.04	$0.07
September 30, 2018	$0.04	$0.06

Holders of Our Common Stock

As of December 20, 2018, there were 51 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

The Company has not sold unregistered securities during the fiscal year ended September 30, 2018 and through the date hereof.

Stock-Based Compensation:

The Company did not grant or issue stock-based compensation during the year ended September 30, 2018.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report.

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

Unless otherwise indicated, references to the “Company”, “us” or “we” refer to Nukkleus Inc. and its consolidated subsidiaries.

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd.  For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., we seek to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Both entities would be regulated by the Malta Financial Services Authority.

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

Results of Operations

Summary of Key Results

For the year ended September 30, 2018 versus the year ended September 30, 2017

Revenue and Cost of Revenue

Total revenue for the year ended September 30, 2018 versus the year ended September 30, 2017 was $19,200,000 and $24,000,000, respectively. Revenue for the years ended September 30, 2018 and 2017 was from general support services rendered to a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to us for services was reduced from $2,000,000 per month to $1,600,000 per month. Therefore, our revenue for the year ended September 30, 2018 was significantly decreased as compared to the year ended September 30, 2017.

Cost of revenue for the year ended September 30, 2018 versus the year ended September 30, 2017 was $18,900,000 and $23,700,000, respectively. Cost of revenue represents amount incurred for general support services rendered by a related party. On October 17, 2017, we entered into an amendment of General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by us to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Therefore, our cost of revenue for the year ended September 30, 2018 was significantly decreased as compared to the year ended September 30, 2017.

Operating Expenses

Operating expenses were mainly third-party and related party professional fees and directors’ compensation.

Total operating expenses for the year ended September 30, 2018 versus the year ended September 30, 2017, were $476,801 versus $412,693, respectively. The increase in operating expenses for the year ended September 30, 2018 as compared to the year ended September 30, 2017 was mainly due to the increase in directors’ compensation and offset by the decrease in use of professional services providers.

Other Expense

Other expense includes interest expense on redeemable preferred stock and amortization of debt discount. Total other expense for the year ended September 30, 2018 versus the year ended September 30, 2017, was $35,386 versus $24,158, respectively.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock for the year ended September 30, 2018 decreased as compared to the year ended September 30, 2017, and our amount from amortization of debt discount for the year ended September 30, 2018 significantly increased as compared to the year ended September 30, 2017.

Net Loss

As a result of the factors described above, our net loss was $212,187, or $(0.00) per common share (basic and diluted), for the year ended September 30, 2018. Our net loss was $136,851, or $(0.00) per common share (basic and diluted), for the year ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2018 and 2017, we had cash balances of $257,637 and $48,642, respectively.

Cash at September 30, 2018 was provided by proceeds received from termination of potential acquisition after deducting cash paid for the preferred stock redemption as described elsewhere in this report.

For the year ended September 30, 2018, although we incurred a net loss of $212,187, we had a net cash flow used in operating activities of $1,005.

We estimate that our cash on hand is sufficient to fund our current operations for the next 12 months. Management is currently seeking additional capital through private placements or public offerings of our securities. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations, potential mergers or acquisitions, and the development of our business plan.

Cash Flow for the Year Ended September 30, 2018 Compared to the Year Ended September 30, 2017

Net cash flow used in operating activities was $1,005 for the year ended September 30, 2018. These included $212,187 in net loss, offset by changes in operating assets and liabilities totaling $183,650 for the year ended September 30, 2018.

Net cash flow provided by operating activities was $48,642 for the year ended September 30, 2017. These include $136,851 in net loss. Cash flows provided by operating activities included changes in operating assets and liabilities totaling $176,335 for the year ended September 30, 2017.

Net cash flow provided by investing activities was $960,000 for the year ended September 30, 2018. During the year ended September 30, 2018, we received proceeds of $1,000,000 from the termination of a potential acquisition in accordance with a Settlement Agreement and Mutual Release signed on November 17, 2017 as described elsewhere in this report, offset by a deposit made for software development of $50,000, and subsequent reimbursement of $10,000 of the deposit.

We did not incur any investing activity during the year ended September 30, 2017.

Net cash flow used in financing activities was $750,000 for the year ended September 30, 2018. During the year ended September 30, 2018, we paid $750,000 for the preferred stock redemption as described elsewhere in this report.

We did not incur any financing activity during the year ended September 30, 2017.

Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	The working capital requirements to finance our current business;
•	The use of capital for mergers, acquisitions and the development of business opportunities;
•	Addition of personnel as the business grows; and
•	The cost of being a public company.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Redeemable preferred stock (stated value)	$250,000	$-	$250,000	$-	$-
Accrued interest for redeemable preferred stock	27,729	27,729	-	-	-
Total	$277,729	$27,729	$250,000	$-	$-

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

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiaries (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor since 2016.

Saddle Brook, New Jersey

December 20, 2018

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	September 30, 2017
ASSETS

CURRENT ASSETS:
Cash	$257,637	$48,642
Prepaid expense	7,333	750
Deposit on potential acquisition	—	1,055,559
Deposit on software development	40,000	—
Due from affiliate	800	—

TOTAL CURRENT ASSETS	305,770	1,104,951

TOTAL ASSETS	$305,770	$1,104,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$482,970	$403,994
Accrued liabilities	142,457	22,400
Accrued liabilities - related party	—	8,000

TOTAL CURRENT LIABILITIES	625,427	434,394

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 25,000 and 100,000 shares issued and outstanding ($250,000 and $1,000,000 less discount of $6,125 and $33,657, respectively) at September 30, 2018 and 2017, respectively	243,875	966,343

TOTAL LIABILITIES	869,302	1,400,737

Contingent common stock (0 and 24,156,000 shares issued and outstanding at September 30, 2018 and 2017, respectively)	—	55,559

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at September 30, 2018 and 2017)	—	—
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at September 30, 2018 and 2017)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(727,638)	(515,451)

TOTAL STOCKHOLDERS’ DEFICIT	(563,532)	(351,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$305,770	$1,104,951

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	September 30, 2018	September 30, 2017

REVENUE
Revenue	$—	$—
Revenue - related party	19,200,000	24,000,000
Total revenue	19,200,000	24,000,000

COST OF REVENUE
Cost of revenue	—	—
Cost of revenue - related party	18,900,000	23,700,000
Total cost of revenue	18,900,000	23,700,000

GROSS PROFIT	300,000	300,000

OPERATING EXPENSES:
General and administrative	455,801	289,693
General and administrative - related party	21,000	123,000

Total operating expenses	476,801	412,693

LOSS FROM OPERATIONS	(176,801)	(112,693)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(7,854)	(15,000)
Amortization of debt discount	(27,532)	(9,158)

Total other expense	(35,386)	(24,158)

LOSS BEFORE INCOME TAXES	(212,187)	(136,851)

INCOME TAXES	—	—

NET LOSS	$(212,187)	$(136,851)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	233,661,779	254,641,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2018 and 2017

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2016	—	$—	230,485,100	$23,049	$119,175	$(378,600)	$(236,376)

Write-off of the amount due to former stockholder	—	—	—	—	21,882	—	21,882

Net loss for the year	—	—	—	—	—	(136,851)	(136,851)

Balance, September 30, 2017	—	—	230,485,100	23,049	141,057	(515,451)	(351,345)

Net loss for the year	—	—	—	—	—	(212,187)	(212,187)

Balance, September 30, 2018	—	$—	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,187)	$(136,851)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	27,532	9,158
Changes in operating assets and liabilities:
Prepaid expense	(6,583)	(750)
Due from affiliate	(800)	121,250
Due to affiliates	78,976	86,198
Accrued liabilities	120,057	(38,363)
Accrued liabilities - related party	(8,000)	8,000

Net cash (used in) provided by operating activities	(1,005)	48,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from termination of potential acquisition	1,000,000	—
Deposit made for software development	(50,000)	—
Refund received from software development deposit	10,000	—

Net cash provided by investing activities	960,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	(750,000)	—

Net cash used in financing activities	(750,000)	—

NET INCREASE IN CASH	208,995	48,642

Cash - beginning of year	48,642	—

Cash - end of year	$257,637	$48,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$55,559	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

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

NUKKLEUS INC. AND SUBSIDIARIES

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions. For Nukkleus Exchange Malta Ltd., the Company seeks to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Both entities would be regulated by the Malta Financial Services Authority.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These accounts were prepared under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2018 and 2017 include the valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expense, deposit on software development, due from affiliate, due to affiliates, and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and 2017.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2018 and 2017, the Company’s cash balances accounts had approximately $8,000 and $0 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in such accounts through September 30, 2018.

The following table summarizes customer revenue concentrations:

	Year Ended September 30, 2018	Year Ended September 30, 2017
FXDD Malta - related party	100%	100%

The following table summarizes vendor expense concentrations:

	Year Ended September 30, 2018	Year Ended September 30, 2017
FXDIRECT - related party	100%	100%

Prepaid expense

At September 30, 2018 and 2017, prepaid expense consisted of the following:

	September 30, 2018	September 30, 2017
Prepaid professional service charge	$2,000	$750
Prepaid annual listing fee	5,333	—
	$7,333	$750

These amounts of prepaid professional service charge and prepaid annual listing fee are recognized as expenses over the related service periods and the related listing periods, respectively.

Deposit on software development

In the first quarter of fiscal 2018, the Company signed an agreement with a third-party for the customization and development of a trading platform to be used by it. In accordance with the signed agreement, the Company made a deposit on software development of $50,000. The project was cancelled in the third quarter of fiscal 2018 and the Company received a subsequent reimbursement of $10,000 of the deposit. As of September 30, 2018, the remaining deposit of $40,000 is due from the third-party.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

The Company follows the provisions of FASB ASC 740-10 Uncertainty in Income Taxes (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2018 and 2017, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. Tax years that remain subject to examination are the years ended September 30, 2018, 2017 and 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2018 and 2017.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended September 30, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

The following table presents a reconciliation of basic and diluted net loss per share:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(212,187)	$(136,851)
Weighted average common stock outstanding - basic	233,661,779	254,641,100
Effect of dilutive securities:
Series A preferred stock	—	—
Weighted average common stock outstanding - diluted	233,661,779	254,641,100
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

For the years ended September 30, 2018 and 2017, a total of 1,250,000 and 5,000,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share, respectively, have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Recently issued accounting pronouncements

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) was issued, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers to clarify the codification or to correct unintended application of guidance. In September 2017 and November 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) which amends certain aspects of the new revenue recognition standard.

The new standards are effective for the Company effective October 1, 2018. The Company has evaluated the new guidance and its adoption will not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. There will be no change to the Company’s accounting policies.

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

NUKKLEUS INC. AND SUBSIDIARIES

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

NOTE 4 – ACCRUED LIABILITIES

At September 30, 2018 and 2017, accrued liabilities consisted of the following:

	September 30, 2018	September 30, 2017
Professional fees	$44,728	$2,525
Directors’ compensation	70,000	—
Interest payable	27,729	19,875
	$142,457	$22,400

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

NUKKLEUS INC. AND SUBSIDIARIES

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

During the first close, 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock were issued and were recorded as equity and as a long-term liability, respectively. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the years ended September 30, 2018 and 2017, amortization of debt discount amounted to $27,532 and $9,158, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the years ended September 30, 2018 and 2017, dividends on redeemable preferred stock amounted to $7,854 and $15,000, respectively.

As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

At September 30, 2018 and 2017, Series A redeemable preferred stock consisted of the following:

	September 30, 2018	September 30, 2017
Redeemable preferred stock (stated value)	$250,000	$1,000,000
Less: unamortized debt discount	(6,125)	(33,657)
Redeemable preferred stock, net	$243,875	$966,343

NOTE 6 – INCOME TAXES

The provision for income taxes for the years ended September 30, 2018 and 2017 was as follows:

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Current Tax Provision:
U.S. Federal - State - Local	$—	$—
Bermuda	—	—
Malta	—	—
Total current tax provision	$—	$—

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continued)

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Deferred Tax Provision:
U.S. Federal – State - Local	$—	$—
Bermuda	—	—
Malta	—	—
Loss carry-forwards	14,152	20,528
Change in valuation allowance	(14,152)	(20,528)
Total deferred tax provision	$—	$—

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Provision at U.S. statutory rate	25.0%	15.0%
Valuation allowance recognized with respect to the loss in the U.S. company	(25.0)%	(15.0)%
Provision at Bermuda statutory rate	0.0%	0.0%
Provision at Malta statutory rate	35.0%	35.0%
Valuation allowance recognized with respect to the loss in the Malta company	(35.0)%	(35.0)%
Effective tax rate	0.0%	0.0%

The components of the Company’s net deferred tax assets and total losses since inception as of September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Deferred tax assets:
Loss carry-forwards	$91,470	$77,318
Valuation allowance	(91,470)	(77,318)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2018 and 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2018, the Company had $365,279 in net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The potential tax benefit arising from the loss carry-forwards will expire in fiscal years 2033 through 2038.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS”) and state tax authorities, generally for three years after they are filed. The Company’s 2015, 2016, 2017 and 2018 Corporate Income Tax Returns are subject to IRS and state examination.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $21,000 and $123,000 for the years ended September 30, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations. As of September 30, 2018 and 2017, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $8,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

During the years ended September 30, 2018 and 2017, service provided to related party which was recorded as revenue - related party on the accompanying consolidated statements of operations was as follows:

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Service provided to:
FXDD Malta	$19,200,000	$24,000,000
	$19,200,000	$24,000,000

During the years ended September 30, 2018 and 2017, service received from related party which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was as follows:

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Service received from:
FXDIRECT	$18,900,000	$23,700,000
	$18,900,000	$23,700,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliate

At September 30, 2018 and 2017, due from related party consisted of the following:

	September 30, 2018	September 30, 2017
FXDD Malta	$800	$—
	$800	$—

The balance of due from related party represents monies that the Company paid on behalf of FXDD Malta. Management believes that the related party receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related party at September 30, 2018. The Company historically has not experienced uncollectible receivable from related party.

Due to affiliates

At September 30, 2018 and 2017, due to related parties consisted of the following:

	September 30, 2018	September 30, 2017
Forexware LLC	$300,700	$403,994
FXDIRECT	182,270	—
	$482,970	$403,994

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, who is the same person, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Emil Assentato	69	Chief Executive Officer, Chief Financial Officer and Chairman
Craig Marshak	59	Director
Donald Fewer	55	Director

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

Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, each director receives annual compensation of $20,000 for their services on our Board.

We reimburse our directors for expenses incurred in connection with attending directors meetings. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended September 30, 2018, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

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

Item 11. Executive Compensation.

There has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers for the year ended September 30, 2018. We do not intend to pay salaries in the next twelve months. We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

On August 1, 2016, the size of our Board of Directors was increased from one to six and Craig Marshak, Jack Lahav, Markos A. Kashiouris, Efstathios Christophi and Petros G. Economides were appointed as our directors. As discussed above, as a result of the Settlement Agreement, Messrs Kashiouris, Christophi and Economides resigned on November 17, 2017 and waived rights to any fees.

On October 10, 2017, Jack Lahav was removed as a member of our Board of Directors. In addition, on October 10, 2017, Donald P. Fewer was appointed as a member of our Board of Directors to fill the vacancy resulting from Mr. Lahav’s removal.

Except for Mr. Craig Marshak, we do not have any agreements or formal plan for compensating our current directors for their service in their capacity as directors.

All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director meetings.

Director service fees earned by our current directors, Mr. Assentato, Mr. Marshak, and Mr. Fewer, and our former director, Mr. Lahav, for the year ended September 30, 2018 amounted to $60,000.

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

Agreement with Craig Marshak

On August 1, 2016, Mr. Craig Marshak entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000. The annual fee was waived for one (1) year until August 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 20, 2018 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. As of December 20, 2018, we had 230,485,100 shares of common stock issued and outstanding, and 25,000 shares of Series A preferred stock issued and outstanding.

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

Name and Address	Beneficially Owned		Percentage Owned
Currency Mountain Holdings Bermuda, Limited *	212,035,140	(1)	91.5%
Emil Assentato **	212,035,140	(2)	91.5%
Craig Marshak **	482,080		***
Donald Fewer **	-		-
All executive officers and directors as a group (3 people)	212,517,220		91.7%

*The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

**Our officer and/or director. The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

***Less than 1%.

(1)	Comprised of 210,785,140 shares of common stock and 1,250,000 shares of common stock for the assumed redemption of the Series A preferred stock at the contractual floor of $0.20 per share.

(2)	CMH is wholly-owned by an entity that is majority-owned by Emil Assentato, our CEO, CFO and Chairman.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $21,000 and $123,000 for the years ended September 30, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations. As of September 30, 2018 and 2017, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $8,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

During the years ended September 30, 2018 and 2017, service provided to related party which was recorded as revenue - related party on the accompanying consolidated statements of operations was as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Service provided to:
FXDD Malta	$19,200,000	$24,000,000
	$19,200,000	$24,000,000

During the years ended September 30, 2018 and 2017, service received from related party which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Service received from:
FXDIRECT	$18,900,000	$23,700,000
	$18,900,000	$23,700,000

Due from affiliate

At September 30, 2018 and 2017, due from related party consisted of the following:

	September 30, 2018	September 30, 2017
FXDD Malta	$800	$-
	$800	$-

The balance of due from related party represents monies that the Company paid on behalf of FXDD Malta. Management believes that the related party receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related party at September 30, 2018. The Company historically has not experienced uncollectible receivable from related party.

Due to affiliates

At September 30, 2018 and 2017, due to related parties consisted of the following:

	September 30, 2018	September 30, 2017
Forexware LLC	$300,700	$403,994
FXDIRECT	182,270	-
	$482,970	$403,994

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

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. served as our independent auditors for the years ended September 30, 2018 and 2017. The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended September 30, 2018	Year Ended September 30, 2017
Audit Fees	$78,000	$83,365
Audit Related Fees	-	-
Tax Fees	5,000	4,047
All Other Fees	-	-
Total	$83,000	$87,412

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit
Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

21.1	List of Subsidiaries (9)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labeled*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on August 13, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: December 20, 2018	By:	/s/Emil Assentato

Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Emil Assentato	Chief Executive Officer (Principal Executive Officer) and	December 20, 2018
Chief Financial Officer (Principal Financial Officer)

