Form 10-Q
period 2018-12-31
Nukkleus Inc.
filed 2019-02-14
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 14, 2019

Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2018

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

Unless otherwise indicated, references in this report to the “Company”, “Nukkleus”, “we”, “us”, or “our” refer to Nukkleus Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$126,191	$257,637
Prepaid expense	5,333	7,333
Deposit on software development	40,000	40,000
Due from affiliates	25,800	800
Investment - digital currency	56,252	—

TOTAL CURRENT ASSETS	253,576	305,770

TOTAL ASSETS	$253,576	$305,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$498,614	$482,970
Accrued liabilities	193,949	142,457

TOTAL CURRENT LIABILITIES	692,563	625,427

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $5,553 and $6,125, respectively) at December 31, 2018 and September 30, 2018, respectively	244,447	243,875

TOTAL LIABILITIES	937,010	869,302

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at December 31, 2018 and September 30, 2018)	—	—
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at December 31, 2018 and September 30, 2018)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(847,540)	(727,638)

TOTAL STOCKHOLDERS’ DEFICIT	(683,434)	(563,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,576	$305,770

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2018	December 31, 2017

REVENUE
Revenue	$—	$—
Revenue - related party	4,800,000	4,800,000
Total revenue	4,800,000	4,800,000

COST OF REVENUE
Cost of revenue	—	—
Cost of revenue - related party	4,725,000	4,725,000
Total cost of revenue	4,725,000	4,725,000

GROSS PROFIT	75,000	75,000

OPERATING EXPENSES:
General and administrative	140,989	232,948
General and administrative - related party	15,000	6,000

Total operating expenses	155,989	238,948

LOSS FROM OPERATIONS	(80,989)	(163,948)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(938)	(3,750)
Amortization of debt discount	(572)	(2,290)
Unrealized loss on digital currency	(37,403)	—

Total other expense	(38,913)	(6,040)

LOSS BEFORE INCOME TAXES	(119,902)	(169,988)

INCOME TAXES	—	—

NET LOSS	$(119,902)	$(169,988)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	242,037,970

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,902)	$(169,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	572	2,290
Unrealized loss on digital currency	37,403	—
Changes in operating assets and liabilities:
Prepaid expense	2,000	—
Due from affiliates	(25,000)	—
Due to affiliates	15,644	71,348
Accrued liabilities	51,492	74,819
Accrued liabilities - related party	—	(8,000)

Net cash used in operating activities	(37,791)	(29,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	(93,655)	—
Proceeds received from termination of potential acquisition	—	1,000,000
Deposit made for software development	—	(50,000)

Net cash (used in) provided by investing activities	(93,655)	950,000

NET (DECREASE) INCREASE IN CASH	(131,446)	920,469

Cash - beginning of period	257,637	48,642

Cash - end of period	$126,191	$969,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$—	$55,559

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

NUKKLEUS INC. AND SUBSIDIARIES
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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions. For Nukkleus Exchange Malta Ltd., the Company seeks to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, Nukkleus Exchange Malta Ltd., is in the process of finalizing the exchange and such costs have been paid for by related parties. Projected costs of this exchange are approximately $900,000. As of December 31, 2018, approximately $811,000 has been incurred by our affiliates and ownership of the exchange will be transferred to the Company upon completion. Both entities would be regulated by the Malta Financial Services Authority.

NOTE 2 – BASIS OF PRESENTATION

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. These accounts were prepared under the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 20, 2018. The consolidated balance sheet as of September 30, 2018 contained herein has been derived from the audited consolidated financial statements as of September 30, 2018, but does not include all disclosures required by U.S. GAAP.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2018 and 2017 include the fair value of the investment in digital currency, valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value. Fair value is the price that would be received to sell an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities are recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the condensed consolidated balance sheets for cash, prepaid expense, deposit on software development, due from affiliates, due to affiliates, and accrued liabilities approximate their fair market value based on the short-term nature of these assets and liabilities.

The fair value of the investment in digital currency is determined using the equivalency rate of bitcoin to USD. Digital currency consists of cryptocurrency denominated assets and are included in current assets. The Company revalues such asset at every reporting period and recognizes gain or loss as other income (expense) in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

The following table provides the financial assets measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2018:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Investment - digital currency	$56,252	$56,252	$—	$—	$56,252

The investment in digital currency has a cost of $93,655 net of fees, unrealized loss of $37,403 for the three months ended December 31, 2018, and a fair value of $56,252 at December 31, 2018. The Company did not have any financial asset measured at fair value on a recurring basis on the balance sheet as of September 30, 2018.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2018 and September 30, 2018, the Company’s cash balances accounts had approximately $0 and $8,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in such accounts through and as of the date of this report.

The following table summarizes customer revenue concentrations:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
FXDD Malta - related party	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
FXDIRECT - related party	100%	100%

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deposit on software development

In the first quarter of fiscal 2018, the Company signed an agreement with a third-party for the customization and development of a trading platform to be used by it. In accordance with the signed agreement, the Company made a deposit on software development of $50,000. The project was cancelled in the third quarter of fiscal 2018 and the Company received a subsequent reimbursement of $10,000 of the deposit. As of December 31, 2018 and September 30, 2018, the remaining deposit of $40,000 was due from the third-party.

Revenue recognition

Effective October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and other associated standards. Under the new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption was not necessary. There is no change to the Company’s accounting policies. Prior to the adoption of ASU 2014-09, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured.

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company's contracts with customers relates to the Company's services performed for a related party under a General Service Agreement ("GSA"). There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue when the services are completed under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

Income taxes

The Company recorded no income tax expense for the three months ended December 31, 2018 and 2017 because the estimated annual effective tax rate was zero. As of December 31, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NUKKLEUS INC. AND SUBSIDIARIES
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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended December 31, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(119,902)	$(169,988)
Weighted average common stock outstanding - basic	230,485,100	242,037,970
Effect of dilutive securities:
Series A preferred stock	—	—
Weighted average common stock outstanding - diluted	230,485,100	242,037,970
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

For the three months ended December 31, 2018 and 2017, a total of 1,250,000 and 5,000,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share, respectively, have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

Effective October 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective October 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective October 1, 2018, the Company adopted ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (quarter ending September 30, 2019 for the Company). Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will evaluate the effects of adopting ASU 2018-07 if and when it is deemed to be applicable.

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

NOTE 4 – ACCRUED LIABILITIES

At December 31, 2018 and September 30, 2018, accrued liabilities consisted of the following:

	December 31, 2018	September 30, 2018
Professional fees	$80,282	$44,728
Directors’ compensation	85,000	70,000
Interest payable	28,667	27,729
	$193,949	$142,457

NOTE 5 – SHARE CAPITAL

Authorized shares

The Company is authorized to issue 900,000,000 shares of common stock at par value of $0.0001 and 15,000,000 shares of Series A preferred stock at par value of $0.0001.

NUKKLEUS INC. AND SUBSIDIARIES

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

On June 7, 2016, the Company sold to CMH 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock for $1,000,000. The common stock was recorded as equity and the Series A preferred stock was recorded as a long-term liability. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended December 31, 2018 and 2017, amortization of debt discount amounted to $572 and $2,290, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended December 31, 2018 and 2017, dividends on redeemable preferred stock amounted to $938 and $3,750, respectively.

As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

At December 31, 2018 and September 30, 2018, Series A redeemable preferred stock consisted of the following:

	December 31, 2018	September 30, 2018
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(5,553)	(6,125)
Redeemable preferred stock, net	$244,447	$243,875

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $15,000 and $6,000 for the three months ended December 31, 2018 and 2017, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations.

The Company uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to those affiliates, which are considered immaterial.

Office space from related parties

The Company uses office space of affiliate companies, free of rent, which is considered immaterial.

NUKKLEUS INC. AND SUBSIDIARIES

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

During the three months ended December 31, 2018 and 2017, service provided to related party which was recorded as revenue - related party on the accompanying consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Service provided to:
FXDD Malta	$4,800,000	$4,800,000
	$4,800,000	$4,800,000

During the three months ended December 31, 2018 and 2017, service received from related party which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was as follows:

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Service received from:
FXDIRECT	$4,725,000	$4,725,000
	$4,725,000	$4,725,000

Due from affiliates

At December 31, 2018 and September 30, 2018, due from related parties consisted of the following:

	December 31, 2018	September 30, 2018
FXDD Malta	$800	$800
FXDIRECT	25,000	—
	$25,800	$800

The balances of due from related parties represent monies that the Company paid on behalf of FXDD Malta and FXDIRECT. Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related parties at December 31, 2018 and September 30, 2018. The Company historically has not experienced uncollectible receivables from related parties.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates

At December 31, 2018 and September 30, 2018, due to related parties consisted of the following:

	December 31, 2018	September 30, 2018
Forexware LLC	$334,034	$300,700
FXDIRECT	162,420	182,270
FXDD Malta	2,160	—
	$498,614	$482,970

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT and FXDD Malta on behalf of the Company. The balances due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Costs for creation an electronic exchange paid by related parties

The Company is creating an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, the Company is in the process of finalizing the exchange and such costs have been paid for by Forexware LLC and FXDIRECT. Projected costs of this exchange are approximately $900,000. As of December 31, 2018, approximately $811,000 has been incurred by our related parties and ownership of the exchange will be transferred to the Company upon completion.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd.  For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., we seek to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Currently, Nukkleus Exchange Malta Ltd., is in the process of finalizing the exchange, which has been paid for by related parties. Both entities would be regulated by the Malta Financial Services Authority. For a further discussion, see Liquidity and Capital Resources.

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

Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes to the critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018, except as discussed below.

Investment – digital currency

Digital currency consists of cryptocurrency denominated assets and are included in current assets. Investment in digital currency is carried at fair market value. Unrealized gain or loss resulting from change the value of the digital currency is recorded in other income (expense) in the consolidated statements of operations. Gain and loss realized upon sale of the investment in digital currency are also recorded in other income (expense) in the consolidated statement of operations.

The fair value of the investment in digital currency is determined using the equivalency rate of bitcoin to USD. The Company revalues such asset at every reporting period and recognizes gain or loss as other income (expense) in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Results of Operations

Summary of Key Results

For the three ended December 31, 2018 versus the three months ended December 31, 2017

Revenue and Cost of Revenue

Total revenue for the three months ended December 31, 2018 versus the three months ended December 31, 2017 was $4,800,000 and $4,800,000, respectively. Revenue for the three months ended December 31, 2018 and 2017 was from general support services rendered to a related party.

Cost of revenue for the three months ended December 31, 2018 versus the three months ended December 31, 2017 was $4,725,000 and $4,725,000, respectively. Cost of revenue represents amount incurred for general support services rendered by a related party.

Operating Expenses

Operating expenses were mainly third-party and related party professional fees and directors’ compensation.

Total operating expenses for the three months ended December 31, 2018 versus the three months ended December 31, 2017, were $155,989 versus $238,948, respectively. The decrease in operating expenses for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 was mainly due to the decrease in use of professional services providers, offset by an increase in salary incurred for our newly hired employee.

Other Expense

Other expense includes interest expense on redeemable preferred stock, amortization of debt discount, and unrealized loss recognized from investment - digital currency. Total other expense for the three months ended December 31, 2018 versus the three months ended December 31, 2017, was $38,913 versus $6,040, respectively. The increase in total other expense for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 was primarily due to the increase in unrealized loss recognized from digital currency asset, offset by the decrease in interest expense on redeemable preferred stock and the decrease in amortization of debt discount.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock for the three months ended December 31, 2018 decreased as compared to the three months ended December 31, 2017, and our amount from amortization of debt discount for the three months ended December 31, 2018 decreased as compared to the three months ended December 31, 2017.

Net Loss

As a result of the factors described above, our net loss was $119,902, or $(0.00) per common share (basic and diluted), for the three months ended December 31, 2018. Our net loss was $169,988, or $(0.00) per common share (basic and diluted), for the three months ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2018 and September 30, 2018, we had cash balances of $126,191 and $257,637, respectively.

For the three months ended December 31, 2018, although we incurred a net loss of $119,902, we had a net cash flow used in operating activities of $37,791.

Our ability to continue as a going concern is dependent upon the management of expenses and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

Currently, we are in the process of finalizing the creation an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading, which has been paid by related parties. Projected costs of this exchange is approximately $900,000. As of December 31, 2018, approximately $811,000 has already been spent by our affiliates and ownership of the exchange will be transferred to us upon completion.

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

Cash Flow for the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Net cash flow used in operating activities was $37,791 for the three months ended December 31, 2018. These included $119,902 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $44,136 for the three months ended December 31, 2018.

Net cash flow used in operating activities was $29,531 for the three months ended December 31, 2017. These include $169,988 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $138,167 for the three months ended December 31, 2017.

Net cash flow used in investing activities was $93,655 for the three months ended December 31, 2018. During the three months ended December 31, 2018, we purchased digital currency of $93,655.

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

We did not incur any financing activity during the three months ended December 31, 2018 and 2017.

Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services. Currently, we are in the process of finalizing the creation an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading, which has been paid by related parties. Projected costs of this exchange is approximately $900,000. As of December 31, 2018, approximately $811,000 has already been spent by our affiliates and ownership of the exchange will be transferred to us upon completion. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At December 31, 2018, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) is the same person.

During evaluation of disclosure controls and procedures as of December 31, 2018, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

10.6 10.7 10.8

Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9 10.10 10.11 10.12

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

Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)
21.1	List of Subsidiaries (9)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labeled *

101.PRE	XBRL Taxonomy Extension Presentation *

* Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.

(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.

(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.

(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.

(9)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on August 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: February 14, 2019	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting officer) and Chairman