Form 10-Q
period 2019-03-31
Nukkleus Inc.
filed 2019-05-15
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered

Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 14, 2019
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$74,017	$257,637
Prepaid expense	3,333	7,333
Deposit on software development	-	40,000
Due from affiliates	4,680	800
Investment - digital currency	58,003	-

TOTAL CURRENT ASSETS	140,033	305,770

TOTAL ASSETS	$140,033	$305,770

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$669,729	$482,970
Accrued liabilities	129,619	142,457
Accrued liabilities - related party	10,000	-

TOTAL CURRENT LIABILITIES	809,348	625,427

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $4,980 and $6,125, respectively) at March 31, 2019 and September 30, 2018, respectively	245,020	243,875

TOTAL LIABILITIES	1,054,368	869,302

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at March 31, 2019 and September 30, 2018)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at March 31, 2019 and September 30, 2018)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,078,441)	(727,638)

TOTAL STOCKHOLDERS' DEFICIT	(914,335)	(563,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$140,033	$305,770

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

REVENUE
Revenue	$-	$-	$-	$-
Revenue - related party	4,800,000	4,800,000	9,600,000	9,600,000
Total revenue	4,800,000	4,800,000	9,600,000	9,600,000

COST OF REVENUE
Cost of revenue	-	-	-	-
Cost of revenue - related party	4,725,000	4,725,000	9,450,000	9,450,000
Total cost of revenue	4,725,000	4,725,000	9,450,000	9,450,000

GROSS PROFIT	75,000	75,000	150,000	150,000

OPERATING EXPENSES:
Compensation and related benefits	78,019	15,000	126,353	40,000
Bad debt expense	40,000	-	40,000	-
Other general and administrative	113,207	60,844	205,862	268,792
Other general and administrative - related party	78,500	-	93,500	6,000

Total operating expenses	309,726	75,844	465,715	314,792

LOSS FROM OPERATIONS	(234,726)	(844)	(315,715)	(164,792)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(937)	(2,229)	(1,875)	(5,979)
Amortization of debt discount	(573)	(24,098)	(1,145)	(26,388)
Unrealized gain (loss) on digital currency	5,335	-	(32,068)	-

Total other income (expense)	3,825	(26,327)	(35,088)	(32,367)

LOSS BEFORE INCOME TAXES	(230,901)	(27,171)	(350,803)	(197,159)

INCOME TAXES	-	-	-	-

NET LOSS	$(230,901)	$(27,171)	$(350,803)	$(197,159)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	230,485,100	230,485,100	236,855,913

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Six Months Ended March 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(119,902)	(119,902)

Balance, December 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(847,540)	$(683,434)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(230,901)	(230,901)

Balance, March 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,078,441)	$(914,335)

Balance, September 30, 2017	-	$-	230,485,100	$23,049	$141,057	$(515,451)	$(351,345)

Net loss for the three months ended December 31, 2017	-	-	-	-	-	(169,988)	(169,988)

Balance, December 31, 2017	-	$-	230,485,100	$23,049	$141,057	$(685,439)	$(521,333)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(27,171)	(27,171)

Balance, March 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(712,610)	$(548,504)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,803)	$(197,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,145	26,388
Unrealized loss on digital currency	32,068	-
Bad debt expense	40,000
Changes in operating assets and liabilities:
Prepaid expense	4,000	750
Due to affiliates	186,759	76,115
Accrued liabilities	(12,838)	53,729
Accrued liabilities - related party	10,000	(8,000)

Net cash used in operating activities	(89,669)	(48,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	(93,951)	-
Proceeds received from termination of potential acquisition	-	1,000,000
Deposit made for software development	-	(50,000)

Net cash (used in) provided by investing activities	(93,951)	950,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	-	(750,000)

Net cash used in financing activities	-	(750,000)

NET (DECREASE) INCREASE IN CASH	(183,620)	151,823

Cash - beginning of period	257,637	48,642

Cash - end of period	$74,017	$200,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$-	$55,559
Exchange investment - digital currency for due from affiliate	$3,880	$-

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions. For Nukkleus Exchange Malta Ltd., the Company seeks to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, Nukkleus Exchange Malta Ltd., is in the process of finalizing the exchange and such costs have been paid for by related parties. Projected costs of this exchange are approximately $900,000. As of March 31, 2019, approximately $811,000 has been incurred by our affiliates and ownership of the exchange will be transferred to the Company upon completion. Both entities would be regulated by the Malta Financial Services Authority.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   The Company incurred net loss for the six months ended March 31, 2019 of $350,803 and had a working capital deficit of $669,315 at March 31, 2019.   Our ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2019 and 2018 include the fair value of the investment in digital currency, bad debt expense, valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value. Fair value is the price that would be received to sell an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities are recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the condensed consolidated balance sheets for cash, prepaid expense, due from affiliates, due to affiliates, accrued liabilities, and accrued liabilities – related party approximate their fair market value based on the short-term nature of these assets and liabilities.

The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD. Digital currency consists of cryptocurrency denominated assets and are included in current assets. The Company revalues such assets at every reporting period and recognizes gain or loss as unrealized loss on digital currency, net, on the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

The following table provides the financial assets measured on a recurring basis and reported at fair value on the balance sheet as of March 31, 2019:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Investment - digital currency	$58,003	$58,003	$-	$-	$58,003

The investment in digital currency has a cost of $90,071 net of fee, unrealized loss of $32,068 for the six months ended March 31, 2019, and a fair value of $58,003 at March 31, 2019. There is an unrealized gain of $5,335 for the three months ended March 31, 2019. The Company did not have any financial asset measured at fair value on a recurring basis on the balance sheet as of September 30, 2018.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2019 and September 30, 2018, the Company’s cash balances accounts had approximately $0 and $8,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in such accounts through and as of the date of this report.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk (continued)

The following table summarizes customer revenue concentrations:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
FXDD Malta - related party	100%	100%	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
FXDIRECT - related party	100%	100%	100%	100%

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

During the three months ended March 31, 2019, the Company evaluated the collectability. In evaluating the collectability, the Company considers many factors, including the age of the balance, payment history and the third party’s current credit-worthiness. The balance of $40,000 was written off after exhaustive efforts at collection.

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

Income taxes

The Company recorded no income tax expense for the three and six months ended March 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of March 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and six months ended March 31, 2019 and 2018, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(230,901)	$(27,171)	$(350,803)	$(197,159)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	236,855,913
Effect of dilutive securities:
Series A preferred stock	-	-	-	-
Weighted average common stock outstanding - diluted	230,485,100	230,485,100	230,485,100	236,855,913
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three months ended March 31, 2019 and 2018, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

For the six months ended March 31, 2019 and 2018, a total of 1,250,000 and 5,000,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share, respectively, have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

NOTE 4 – ACCRUED LIABILITIES

At March 31, 2019 and September 30, 2018, accrued liabilities consisted of the following:

	March 31, 2019	September 30, 2018
Professional fees	$27,478	$44,728
Directors’ compensation	70,537	70,000
Interest payable	29,604	27,729
Other	2,000	-
	$129,619	$142,457

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

On June 7, 2016, the Company sold to CMH 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock for $1,000,000. The common stock was recorded as equity and the Series A preferred stock was recorded as a long-term liability. The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended March 31, 2019 and 2018, amortization of debt discount amounted to $573 and $24,098, respectively. For the six months ended March 31, 2019 and 2018, amortization of debt discount amounted to $1,145 and $26,388, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended March 31, 2019 and 2018, dividends on redeemable preferred stock amounted to $937 and $2,229, respectively. For the six months ended March 31, 2019 and 2018, dividends on redeemable preferred stock amounted to $1,875 and $5,979, respectively.

As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

At March 31, 2019 and September 30, 2018, Series A redeemable preferred stock consisted of the following:

	March 31, 2019	September 30, 2018
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(4,980)	(6,125)
Redeemable preferred stock, net	$245,020	$243,875

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets. As compensation for professional services provided, the Company recognized consulting expenses of $78,500 and $0 for the three months ended March 31, 2019 and 2018, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations. The Company recognized consulting expenses of $93,500 and $6,000 for the six months ended March 31, 2019 and 2018, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations.

As of March 31, 2019 and September 30, 2018, the accrued and unpaid services charge related to Craig Marshak amounted to $10,000 and $0, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

During the three and six months ended March 31, 2019 and 2018, service provided to related party which was recorded as revenue - related party on the accompanying consolidated statements of operations was as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Service provided to:
FXDD Malta	$4,800,000	$4,800,000	$9,600,000	$9,600,000
	$4,800,000	$4,800,000	$9,600,000	$9,600,000

During the three and six months ended March 31, 2019 and 2018, service received from related party which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$9,450,000	$9,450,000
	$4,725,000	$4,725,000	$9,450,000	$9,450,000

Due from affiliates

At March 31, 2019 and September 30, 2018, due from related parties consisted of the following:

	March 31, 2019	September 30, 2018
FXDD Malta	$800	$800
NUKK Capital (1)	3,880	-
	$4,680	$800

(1)	An entity controlled by Emil Assentato, the Company’s chief executive officer and chief financial officer.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates (continued)

The balance of due from related parties at March 31, 2019 amounted to $4,680 and represents investment – digital currency transferred to NUKK Capital and monies that the Company paid on behalf of FXDD Malta. The balance of due from related parties at September 30, 2018 amounted to $800 and represents monies that the Company paid on behalf of FXDD Malta.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related parties at March 31, 2019 and September 30, 2018. The Company historically has not experienced uncollectible receivables from related parties.

Due to affiliates

At March 31, 2019 and September 30, 2018, due to related parties consisted of the following:

	March 31, 2019	September 30, 2018
Forexware LLC	$448,593	$300,700
FXDIRECT	174,136	182,270
CMH	47,000	-
	$669,729	$482,970

The balances of due to related parties represent expenses paid by Forexware LLC and FXDIRECT on behalf of the Company and advances from CMH. The balances due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Costs for creation an electronic exchange paid by related parties

The Company is creating an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, the Company is in the process of finalizing the exchange and such costs have been paid for by Forexware LLC and FXDIRECT. Projected costs of this exchange are approximately $900,000. As of March 31, 2019, approximately $811,000 has been incurred by our related parties and ownership of the exchange will be transferred to the Company upon completion.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and we are in the processes of incorporating Nukkleus Payments Malta Ltd.  For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions.  For Nukkleus Exchange Malta Ltd., we seek to create an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading.  Currently, Nukkleus Exchange Malta Ltd., is in the process of finalizing the exchange, which has been paid for by related parties. Both entities would be regulated by the Malta Financial Services Authority. For a further discussion, see Liquidity and Capital Resources.

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

Investment – digital currency

Digital currency consists of cryptocurrency denominated assets and are included in current assets. Investment in digital currency is carried at fair market value. Unrealized gain or loss resulting from change the value of the digital currency is recorded in unrealized loss on digital currency on the consolidated statements of operations. Gain and loss realized upon sale of the investment in digital currency will be recorded in realized gain/loss on digital currency on the consolidated statement of operations.

The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD. The Company revalues such asset at every reporting period and recognizes gain or loss as realized/unrealized gain/loss on digital currency on the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Results of Operations

Summary of Key Results

For the three and six ended March 31, 2019 versus the three and six months ended March 31, 2018

Revenue and Cost of Revenue

Total revenue for the three months ended March 31, 2019 and 2018 was $4,800,000. Total revenue for the six months ended March 31, 2019 and 2018 was $9,600,000. Revenue for the three and six months ended March 31, 2019 and 2018 was from general support services rendered to a related party.

Cost of revenue for the three months ended March 31, 2019 and 2018 was $4,725,000. Cost of revenue for the six months ended March 31, 2019 and 2018 was $9,450,000. Cost of revenue represents amount incurred for general support services rendered by a related party. Cost of revenue represents amount incurred for general support services rendered by a related party.

Operating Expenses

Operating expenses consist of compensation and related benefits, bad debt expense, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for three months ended March 31, 2019 versus the three months ended March 31, 2018, were $78,019 and $15,000, respectively. Compensation and related benefits for six months ended March 31, 2019 versus the six months ended March 31, 2018, were $126,353 and $40,000, respectively. The increase was primarily attributable to an increase in compensation and related benefits incurred for an employee who we hired in the first quarter of fiscal 2019.

Bad debt expense

For the three and six months ended March 31, 2019, we recorded a bad debt expense of $40,000.

In the first quarter of fiscal 2018, we signed an agreement with a third-party for the customization and development of a trading platform to be used by us. In accordance with the signed agreement, we made a deposit on software development of $50,000. The project was cancelled in the third quarter of fiscal 2018 and we received a subsequent reimbursement of $10,000 of the deposit. During the second quarter of fiscal 2019, we evaluated the collectability. In evaluating the collectability, we consider many factors, including the age of the balance, payment history and the third party’s current credit-worthiness. The balance of $40,000 was written off after exhaustive efforts at collection.

Other general and administrative expenses

Other general and administrative expenses were mainly third-party and related party professional fees and travel expense.

Total other general and administrative expenses for the three months ended March 31, 2019 versus the three months ended March 31, 2018, were $191,707 versus $60,844, respectively. Total other general and administrative expenses for the six months ended March 31, 2019 versus the six months ended March 31, 2018, were $299,362 versus $274,792, respectively. The increase was mainly due to the increase in use of professional services providers.

Other Expense

Other expense includes interest expense on redeemable preferred stock, amortization of debt discount, unrealized gain (loss) recognized from investment - digital currency, and miscellaneous other expense. Total other income for the three months ended March 31, 2019 versus total other expense for the three months ended March 31, 2018, was $3,825 versus $(26,327), respectively. The change was primarily due to a decrease in interest expense on redeemable preferred stock of approximately $1,000, a decrease in amortization of debt discount of approximately $24,000, and an increase in unrealized gain on digital currency of approximately $5,000.

Total other expense for the six months ended March 31, 2019 versus the six months ended March 31, 2018, was $35,088 versus $32,367, respectively. The increase in total other expense for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 was primarily due to an increase in unrealized loss recognized from digital currency asset of approximately $32,000, offset by a decrease in interest expense on redeemable preferred stock of approximately $4,000, and a decrease in amortization of debt discount of approximately $25,000.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock for the three and six months ended March 31, 2019 decreased as compared to the three and six months ended March 31, 2018, and our amount from amortization of debt discount for the three and six months ended March 31, 2019 decreased as compared to the three and six months ended March 31, 2018.

Net Loss

As a result of the factors described above, our net loss was $230,901, or $(0.00) per common share (basic and diluted), for the three months ended March 31, 2019. Our net loss was $27,171, or $(0.00) per common share (basic and diluted), for the three months ended March 31, 2018.

As a result of the factors described above, our net loss was $350,803, or $(0.00) per common share (basic and diluted), for the six months ended March 31, 2019. Our net loss was $197,159, or $(0.00) per common share (basic and diluted), for the six months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2019 and September 30, 2018, we had cash balances of $74,017 and $257,637, respectively.

For the six months ended March 31, 2019, although we incurred a net loss of $350,803, we had a net cash flow used in operating activities of $89,669.

Our ability to continue as a going concern is dependent upon the management of expenses and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

Currently, we are in the process of finalizing the creation an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading, which has been paid by related parties. Projected costs of this exchange is approximately $900,000. As of March 31, 2019, approximately $811,000 has already been spent by our affiliates and ownership of the exchange will be transferred to us upon completion.

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

Cash Flow for the Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Net cash flow used in operating activities was $89,669 for the six months ended March 31, 2019. These included $350,803 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $187,921 for the six months ended March 31, 2019, offset by the add-back of non-cash items mainly consisting of unrealized loss on digital currency of approximately $32,000 and bad debt expense of approximately $40,000.

Net cash flow used in operating activities was $48,177 for the six months ended March 31, 2018. These include $197,159 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $122,594 for the six months ended March 31, 2018.

Net cash flow used in investing activities was $93,951 for the six months ended March 31, 2019. During the six months ended March 31, 2019, we purchased digital currency of $93,951.

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

We did not incur any financing activity during the six months ended March 31, 2019.

Net cash flow used in financing activities was $750,000 for the six months ended March 31, 2018. During the six months ended March 31, 2018, we paid $750,000 for the preferred stock redemption as described elsewhere in this report.

Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services. Currently, we are in the process of finalizing the creation an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading, which has been paid by related parties. Projected costs of this exchange is approximately $900,000. As of March 31, 2019, approximately $811,000 has already been spent by our affiliates and ownership of the exchange will be transferred to us upon completion. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At March 31, 2019, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) is the same person.

During evaluation of disclosure controls and procedures as of March 31, 2019, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

NUKKLEUS INC.
(Registrant)

Date: May 14, 2019	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting officer) and Chairman

