Form 10-Q
period 2019-06-30
Nukkleus Inc.
filed 2019-08-20
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 19, 2019
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2019

i

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,832	$257,637
Prepaid expense	7,334	7,333
Deposit on software development	-	40,000
Due from affiliates	155,040	800
Investment - digital currency	152,349	-

TOTAL CURRENT ASSETS	323,555	305,770

TOTAL ASSETS	$323,555	$305,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$897,362	$482,970
Accrued liabilities	163,852	142,457

TOTAL CURRENT LIABILITIES	1,061,214	625,427

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $4,408 and $6,125, respectively) at June 30, 2019 and September 30, 2018, respectively	245,592	243,875

TOTAL LIABILITIES	1,306,806	869,302

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at June 30, 2019 and September 30, 2018)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at June 30, 2019 and September 30, 2018)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,147,357)	(727,638)

TOTAL STOCKHOLDERS’ DEFICIT	(983,251)	(563,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323,555	$305,770

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUE
Revenue	$-	$-	$-	$-
Revenue - related party	4,800,000	4,800,000	14,400,000	14,400,000
Total revenue	4,800,000	4,800,000	14,400,000	14,400,000

COST OF REVENUE
Cost of revenue	-	-	-	-
Cost of revenue - related party	4,725,000	4,725,000	14,175,000	14,175,000
Total cost of revenue	4,725,000	4,725,000	14,175,000	14,175,000

GROSS PROFIT	75,000	75,000	225,000	225,000

OPERATING EXPENSES:
Compensation and related benefits	108,751	15,000	235,104	55,000
Bad debt expense	-	-	40,000	-

Other general and administrative	97,953	54,175	303,815	322,967
Other general and administrative - related party	30,000	-	123,500	6,000

Total operating expenses	236,704	69,175	702,419	383,967

(LOSS) INCOME FROM OPERATIONS	(161,704)	5,825	(477,419)	(158,967)

OTHER EXPENSE:
Interest expense on redeemable preferred stock	(937)	(938)	(2,812)	(6,917)
Amortization of debt discount	(572)	(572)	(1,717)	(26,960)
Unrealized gain on digital currency	94,297	-	62,229	-

Total other income (expense), net	92,788	(1,510)	57,700	(33,877)

(LOSS) INCOME BEFORE INCOME TAXES	(68,916)	4,315	(419,719)	(192,844)

INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(68,916)	$4,315	$(419,719)	$(192,844)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	230,485,100	230,485,100	230,485,100	234,732,309
Diluted	230,485,100	231,735,100	230,485,100	234,732,309

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended June 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(119,902)	(119,902)

Balance, December 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(847,540)	$(683,434)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(230,901)	(230,901)

Balance, March 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,078,441)	$(914,335)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	(68,916)	(68,916)

Balance, June 30, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,147,357)	$(983,251)

Balance, September 30, 2017	-	$-	230,485,100	$23,049	$141,057	$(515,451)	$(351,345)

Net loss for the three months ended December 31, 2017	-	-	-	-	-	(169,988)	(169,988)

Balance, December 31, 2017	-	$-	230,485,100	$23,049	$141,057	$(685,439)	$(521,333)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(27,171)	(27,171)

Balance, March 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(712,610)	$(548,504)

Net income for the three months ended June 30, 2018	-	-	-	-	-	4,315	4,315

Balance, June 30, 2018	-	$-	230,485,100	$23,049	$141,057	$(708,295)	$(544,189)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,719)	$(192,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,717	26,960
Unrealized gain on digital currency	(62,229)	-
Bad debt expense	40,000	-
Changes in operating assets and liabilities:
Prepaid expense	(1)	(11,562)
Due from affiliates	(150,360)	-
Due to affiliates	414,392	76,525
Accrued liabilities	21,395	68,417
Accrued liabilities - related party	-	(8,000)

Net cash used in operating activities	(154,805)	(40,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	(94,000)	-
Proceeds received from termination of potential acquisition	-	1,000,000
Deposit made for software development	-	(50,000)

Net cash (used in) provided by investing activities	(94,000)	950,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	-	(750,000)

Net cash used in financing activities	-	(750,000)

NET (DECREASE) INCREASE IN CASH	(248,805)	159,496

Cash - beginning of period	257,637	48,642

Cash - end of period	$8,832	$208,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$-	$55,559
Exchange investment - digital currency for due from affiliate	$3,880	$-

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions. For Nukkleus Exchange Malta Ltd., the Company is creating an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, Nukkleus Exchange Malta Ltd. is in the process of finalizing the exchange and such costs have been paid for by related parties. As of June 30, 2019, approximately $1.1 million has been incurred by out affiliates and ownership of the exchange will be transferred to the Company upon completion. Both entities would be regulated by the Malta Financial Services Authority.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred net loss for the nine months ended June 30, 2019 of $419,719 and had a working capital deficit of $737,659 at June 30, 2019. Our ability to continue as a going concern is dependent upon the management of expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2019 and 2018 include the fair value of the investment in digital currency, bad debt expense, valuation of deferred tax assets and the associated valuation allowances.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, prepaid expense, due from affiliates, due to affiliates, and accrued liabilities approximate their fair market value based on the short-term nature of these assets and liabilities.

The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD. Digital currency consists of cryptocurrency denominated assets and are included in current assets. The Company revalues such assets at every reporting period and recognizes gain or loss as unrealized gain on digital currency, net, on the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

The following table provides the financial assets measured on a recurring basis and reported at fair value on the balance sheet as of June 30, 2019:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Investment - digital currency	$152,349	$152,349	$-	$-	$152,349

The investment in digital currency has a cost of $90,120 net of fee, unrealized gain of $62,229 for the nine months ended June 30, 2019, and a fair value of $152,349 at June 30, 2019. There is an unrealized gain of $94,297 for the three months ended June 30, 2019. During the nine months ended June 30, 2019, the Company transferred $3,880 of its investment in digital currency to a related party. The Company did not have any financial asset measured at fair value on a recurring basis on the balance sheet as of September 30, 2018.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2019 and September 30, 2018, the Company’s cash balances accounts had approximately $0 and $8,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in such accounts through and as of the date of this report.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk (continued)

The following table summarizes customer revenue concentrations:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
FXDD Malta - related party	100%	100%	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
FXDIRECT - related party	100%	100%	100%	100%

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

During the second quarter of fiscal 2019, the Company evaluated the collectability. In evaluating the collectability, the Company considers many factors, including the age of the balance, payment history and the third party’s current credit-worthiness. The balance of $40,000 was written off after exhaustive efforts at collection.

Revenue recognition

Effective October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and other associated standards. Under the new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption was not necessary. There is no change to the Company’s accounting policies. Prior to the adoption of ASU 2014-09, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured.

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company’s contracts with customers relates to the Company’s services performed for a related party under a General Service Agreement (“GSA”). There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue when the services are completed under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company recorded no income tax expense for the three and nine months ended June 30, 2019 and 2018 because the estimated annual effective tax rate was zero. As of June 30, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying unaudited condensed consolidated statements of operations in order to be consistent with the current period presentation. These reclassifications had no effect on the previously reported results of operations.

Per share data

ASC Topic 260, Earnings per Share, requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and nine months ended June 30, 2019 and 2018, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method) and the exercise of common stock options (using the treasury stock method).

The following is a reconciliation of the basic and diluted net (loss) income per share computations for the three and nine months ended June 30, 2019 and 2018:

Basic net (loss) income per share

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Net (loss) income available to common stockholders for basic net (loss) income per share of common stock	$(68,916)	$4,315	$(419,719)	$(192,844)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	234,732,309
Net (loss) income per common share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

Diluted net income (loss) per share

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Net (loss) income available to common stockholders for basic net (loss) income per share of common stock	$(68,916)	$4,315	$(419,719)	$(192,844)
Add: interest expense for redeemable preferred stock	-	938	-	-
Subtract: unamortized debt discount for redeemable preferred stock	-	(6,697)	-	-
Net loss available to common stockholders for diluted net loss per share of common stock	(68,916)	(1,444)	(419,719)	(192,844)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	234,732,309
Effect of dilutive securities:
Series A preferred stock	-	1,250,000	-	-
Weighted average common stock outstanding - diluted	230,485,100	231,735,100	230,485,100	234,732,309
Net loss per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three and nine months ended June 30, 2019, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

For the nine months ended June 30, 2018, a total of 5,000,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

NOTE 4 – ACCRUED LIABILITIES

At June 30, 2019 and September 30, 2018, accrued liabilities consisted of the following:

	June 30, 2019	September 30, 2018
Professional fees	$52,478	$44,728
Directors’ compensation	80,537	70,000
Interest payable	30,542	27,729
Other	295	-
	$163,852	$142,457

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

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended June 30, 2019 and 2018, amortization of debt discount amounted to $572 and $572, respectively. For the nine months ended June 30, 2019 and 2018, amortization of debt discount amounted to $1,717 and $26,960, respectively.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended June 30, 2019 and 2018, dividends on redeemable preferred stock amounted to $937 and $938, respectively. For the nine months ended June 30, 2019 and 2018, dividends on redeemable preferred stock amounted to $2,812 and $6,917, respectively.

As a result of the termination of the IBIH transaction, the Company and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018.

At June 30, 2019 and September 30, 2018, Series A redeemable preferred stock consisted of the following:

	June 30, 2019	September 30, 2018
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(4,408)	(6,125)
Redeemable preferred stock, net	$245,592	$243,875

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $30,000 and $0 for the three months ended June 30, 2019 and 2018, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations. The Company recognized consulting expenses of $123,500 and $6,000 for the nine months ended June 30, 2019 and 2018, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations.

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

During the three and nine months ended June 30, 2019 and 2018, service provided to related party which was recorded as revenue - related party on the accompanying consolidated statements of operations was as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Service provided to:
FXDD Malta	$4,800,000	$4,800,000	$14,400,000	$14,400,000
	$4,800,000	$4,800,000	$14,400,000	$14,400,000

During the three and nine months ended June 30, 2019 and 2018, service received from related party which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was as follows:

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$14,175,000	$14,175,000
	$4,725,000	$4,725,000	$14,175,000	$14,175,000

Due from affiliates

At June 30, 2019 and September 30, 2018, due from related parties consisted of the following:

	June 30, 2019	September 30, 2018
FXDD Malta	$-	$800
NUKK Capital (1)	3,880	-
FXDIRECT	151,160	-
	$155,040	$800

(1)	An entity controlled by Emil Assentato, the Company’s chief executive officer and chief financial officer.

The balance of due from related parties at June 30, 2019 amounted to $155,040, which represents investment – digital currency transferred to NUKK Capital and monies that the Company paid on behalf of FXDIRECT. The balance of due from related parties at September 30, 2018 amounted to $800 and represents monies that the Company paid on behalf of FXDD Malta.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related parties at June 30, 2019 and September 30, 2018. The Company historically has not experienced uncollectible receivables from related parties.

Due to affiliates

At June 30, 2019 and September 30, 2018, due to related parties consisted of the following:

	June 30, 2019	September 30, 2018
Forexware LLC	$550,816	$300,700
FXDIRECT	-	182,270
CMH	47,000	-
FXDD Malta	299,546	-
	$897,362	$482,970

The balances of due to related parties represent expenses paid by Forexware LLC, FXDD Malta, and FXDIRECT on behalf of the Company and advances from CMH. The balances due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The balances due to Forexware LLC also include costs for creation an electronic exchange paid by it.

The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Costs for creation an electronic exchange paid by related parties

The Company is creating an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, the Company is in the process of finalizing the exchange and such costs have been paid by Forexware LLC and FXDIRECT. As of June 30, 2019, approximately $1.1 million has been incurred by our related parties and ownership of the exchange will be transferred to the Company upon completion.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements and would require adjustment or disclosure thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

As part of the Assets acquired, we acquired ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of our relationship with FXDD Malta and FXDirectDealer LLC (“FXDIRECT”), we provide turnkey software and technology solutions for FXDD.com. We offer the customers of FXDD 24 hours, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. and is in the processes of incorporating Nukkleus Payments Malta Ltd. For Nukkleus Payments Malta Ltd., management is currently exploring obtaining an Electronic Money Institution license to facilitate customer payment transactions. For Nukkleus Exchange Malta Ltd., the Company is creating an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX trading. Currently, Nukkleus Exchange Malta Ltd. is in the process of finalizing the exchange and such costs have been paid for by related parties. As of June 30, 2019, approximately $1.1 million has been incurred by out affiliates and ownership of the exchange will be transferred to the Company upon completion. Both entities would be regulated by the Malta Financial Services Authority.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

Investment – digital currency

Digital currency consists of cryptocurrency denominated assets and are included in current assets. Investment in digital currency is carried at fair market value. Unrealized gain or loss resulting from change the value of the digital currency is recorded in unrealized gain on digital currency on the consolidated statements of operations. Gain and loss realized upon sale of the investment in digital currency will be recorded in realized gain/loss on digital currency on the consolidated statement of operations.

The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD. The Company revalues such asset at every reporting period and recognizes gain or loss as realized/unrealized gain/loss on digital currency on the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Results of Operations

Summary of Key Results

For the three and nine ended June 30, 2019 versus the three and nine months ended June 30, 2018

Revenue and Cost of Revenue

Total revenue for the three months ended June 30, 2019 and 2018 was $4,800,000. Total revenue for the nine months ended June 30, 2019 and 2018 was $14,400,000. Revenue for the three and nine months ended June 30, 2019 and 2018 was from general support services rendered to a related party.

Cost of revenue for the three months ended June 30, 2019 and 2018 was $4,725,000. Cost of revenue for the nine months ended June 30, 2019 and 2018 was $14,175,000. Cost of revenue for the three and nine months ended June 30, 2019 and 2018 represents amount incurred for general support services rendered by a related party.

Operating Expenses

Operating expenses consist of compensation and related benefits, bad debt expense, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for the three months ended June 30, 2019 versus the three months ended June 30, 2018, were $108,751 and $15,000, respectively. Compensation and related benefits for nine months ended June 30, 2019 versus the nine months ended June 30, 2018, were $235,104 and $55,000, respectively. The significant increase was primarily attributable to an increase in compensation and related benefits incurred for an employee who we hired in the first quarter of fiscal 2019.

Bad debt expense

For the three and nine months ended June 30, 2019, we recorded a bad debt expense of $0 and $40,000, respectively.

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

Total other general and administrative expenses for the three months ended June 30, 2019 versus the three months ended June 30, 2018, were $127,953 versus $54,175, respectively. Total other general and administrative expenses for the nine months ended June 30, 2019 versus the nine months ended June 30, 2018, were $427,315 versus $328,967, respectively. The increase was mainly due to the increase in use of professional services providers.

Other Expense

Other (income) expense, net, includes interest expense on redeemable preferred stock, amortization of debt discount, and unrealized gain recognized from investment - digital currency. Total other income, net, for the three months ended June 30, 2019 versus total other expense, net, for the three months ended June 30, 2018, was $92,788 versus $(1,510), respectively. The change was primarily due to an increase in unrealized gain on digital currency of approximately $94,000.

Total other income, net, for the nine months ended June 30, 2019 versus total other expense, net, for the nine months ended June 30, 2018, was $57,700 versus $(33,877), respectively. The change for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 was primarily due to an increase in unrealized gain recognized from digital currency asset of approximately $62,000, a decrease in interest expense on redeemable preferred stock of approximately $4,000, and a decrease in amortization of debt discount of approximately $25,000.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock for the three and nine months ended June 30, 2019 decreased as compared to the three and nine months ended June 30, 2018, and our amount from amortization of debt discount for the three and nine months ended June 30, 2019 decreased as compared to the three and nine months ended June 30, 2018.

Net Loss

As a result of the factors described above, our net loss was $68,916, or $(0.00) per common share (basic and diluted), for the three months ended June 30, 2019. We reported net income of $4,315 for the three months ended June 30, 2018. This translated to basic net income per common share of $0.00 and diluted net loss per common share of $(0.00) for the three months ended June 30, 2018.

As a result of the factors described above, our net loss was $419,719, or $(0.00) per common share (basic and diluted), for the nine months ended June 30, 2019. Our net loss was $192,844, or $(0.00) per common share (basic and diluted), for the nine months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2019 and September 30, 2018, we had cash balances of $8,832 and $257,637, respectively.

For the nine months ended June 30, 2019, although we incurred a net loss of $419,719, we had a net cash flow used in operating activities of $154,805.

Our ability to continue as a going concern is dependent upon the management of expenses and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds or raise additional capital through equity or debt financings.  However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. In the event that there are any unforeseen delays or obstacles in obtaining funds through the aforementioned sources, the majority shareholder has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

Cash Flow for the Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018

Net cash flow used in operating activities was $154,805 for the nine months ended June 30, 2019. These included $419,719 in net loss. Cash flows used in operating activities included non-cash items mainly consisting of unrealized gain on digital currency of approximately $62,000, offset the add back of bad debt expense of approximately $40,000, and changes in operating assets and liabilities totaling $285,426 for the nine months ended June 30, 2019.

Net cash flow used in operating activities was $40,504 for the nine months ended June 30, 2018. These included $192,844 in net loss, offset by changes in operating assets and liabilities totaling $125,380 for the nine months ended June 30, 2018.

Net cash flow used in investing activities was $94,000 for the nine months ended June 30, 2019. During the nine months ended June 30, 2019, we purchased digital currency of $94,000.

Net cash flow provided by investing activities was $950,000 for the nine months ended June 30, 2018. During the nine months ended June 30, 2018, we received proceeds of $1,000,000 from termination of potential acquisition in accordance with a Settlement Agreement and Mutual Release signed on November 17, 2017 as described elsewhere in this report, and we made a deposit for software development of $50,000.

We did not incur any financing activity during the nine months ended June 30, 2019.

Net cash flow used in financing activities was $750,000 for the nine months ended June 30, 2018. During the nine months ended June 30, 2018, we paid $750,000 for the preferred stock redemption as described elsewhere in this report.

Our operations will require additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing we are able to obtain may involve operating covenants that restrict our business. Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services and pay salary. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At June 30, 2019, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) is the same person.

During evaluation of disclosure controls and procedures as of June 30, 2019, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

NUKKLEUS INC.
(Registrant)

Date: August 19, 2019	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting officer) and Chairman