Form 10-K
period 2019-09-30
Nukkleus Inc.
filed 2020-01-14
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

000-55922

Commission file number

Nukkleus Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Boulevard, Jersey City, New Jersey	07310
(Address of principal executive offices)	(Zip Code)

212-791-4663

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,153,000 as of March 29, 2019, based upon the closing stock price $0.06 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 14, 2020
Common Stock, $0.0001 par value per share	230,485,100 shares

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

i

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. For Nukkleus Exchange Malta Ltd., we are currently exploring obtaining a license to operate an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. Our affiliates have created the electronic exchange that may be used by Nukkleus Exchange Malta Ltd., however, as we do not believe obtaining a license to operate the exchange will be feasible, the affiliates are searching for alternate uses for the exchange and as such have not sold or transferred the exchange to us.

On October 29, 2019, we entered into a Non-Binding Letter of Intent (“LOI”) with XT Energy Group Inc. (OTCQB: XTEG) (“XT”) and Stanley Hutton Rumbough. The purpose of the LOI is to outline a proposed transaction pursuant to which XT, among other items, will acquire all intellectual properties of EF Hutton, including its trademark “EF Hutton”, held by Mr. Hutton Rumbough and acquire all of the issued and outstanding shares of common stock of us in consideration of 11 million shares of XT. The purpose of the transactions is to establish XT in two areas of activity of energy and energy related services and financial services and financial technology. Following the closing of the transactions, we will become a wholly-owned subsidiary of XT, and XT will change its name to “EF Hutton Group Inc.” As of the report date, the parties are in discussions and have not executed a definitive agreement. No assurance can be given that the transactions herein contemplated will close.

FXDD Agreements

On May 24, 2016, Nukkleus Limited entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, Nukkleus Limited, FML Malta Ltd. and FXDD Malta entered into a letter agreement providing that there was an error in drafting the General Service Agreement and acknowledging that the correct counter-party to Nukkleus Limited in the General Service Agreement is FXDD Malta. Accordingly, all references to FML Malta Ltd. have been replaced with FXDD Malta. FXDD Malta is a private limited liability company formed under the laws of Malta. The General Service Agreement entered with FXDD Malta provides that FXDD Malta will pay Nukkleus Limited at minimum $2,000,000 per month. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to Nukkleus Limited for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, in order to appropriately service FXDD Malta, Nukkleus Limited entered into a General Service Agreement with FXDIRECT, which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

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

Category Five: Turnkey risk management support software and Risk Management Team

Category Six: Front End Software Retail Trading Platforms and Customer Application Systems

Category Seven: Back Office Systems management

Category One: Introducing Broker Dealer Network

Nukkleus, by arrangement pursuant to our services agreement with FXDD Malta and FXDIRECT, provides to FXDD Malta clients an introducing broker (IB) network spread across China, Japan and the Middle East. Our approach to the retail FX market is to focus on the development of relationships with independent local referring brokers who provide a recurring source of new customers. These referring brokers do not have an exclusive relationship with us, but are offered a competitive commission structure to deliver new customers to us. Our account managers primarily focus on building relationships with referring brokers, and master referring brokers (who refer other referring brokers to us), as well as with customers referred to us by referring brokers and acquired by us directly. We believe this approach, in contrast to retail FX brokers that focus solely or primarily on acquiring accounts through online marketing campaigns, has allowed us to provide services to FXDD Malta, which allows entities to achieve strong levels of net trading income, and accounts, as well as lower up front customer acquisition costs and greater customer satisfaction. Referring brokers are typically either individuals who are current or former FX traders or individuals or companies active in the area of FX trading and education and investment services advisory business.

The Introducing Broker (IB) Interface: The Introducing Broker (“IB”) interface empowers our partners to view real time account data such as payouts, customer activity and reports.

Category Two: Asia, including Chinese and Middle East Customer Desk Support

Nukkleus, by arrangement pursuant to our services agreement, provides to FXDD Malta customer desk support in multiple languages. A key element of the business strategy is the large, multi-lingual and multi-ethnic team of account managers at the headquarters in Jersey City, New Jersey, as well as in certain other locations such as Malta, Jakarta, Indonesia and Tokyo, Japan. We obtained the services of account managers by virtue of our services agreement with FXDIRECT. Account managers are compensated to a significant degree based on their performance, measured by net deposits inflows, new accounts funded and trading volume generated by customers. We believe that this compensation structure motivates our account managers and leads to more active communication with our referring brokers and customers, an improved customer trading experience, improved referring broker and customer retention and increased deposits.

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

Category Five: Turnkey Risk Management Support Software, and Risk Management Team

Nukkleus, by arrangement pursuant to our services agreement with FXDIRECT, fields a risk management team of seasoned professionals who constantly monitor liquidity flows and manage the hedging of transactions on a 24 / 7 basis, with three eight-hour shifts. This service is provided both to the FXDD Malta clients, as well as to third party clients who request this service.

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

Employees

As of the date of this filing, we currently employ one (1) full-time employee. Through our relationship with FXDIRECT, we have access to approximately 30 account managers who speak over 10 different languages, and FXDIRECT has contractual relationships with hundreds of referring brokers in at least twenty different countries. It also has contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as it expands activities and brings new projects online.

Item 1A. Risk Factors.

Risks Relating to Our Company

Although we commenced operations in May 2016, we rely on FXDD Malta as our only customer, and the loss of FXDD Malta would substantially reduce our revenue.

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

Although we commenced operations in May 2016, we rely on FXDIRECT as our only vendor, and the loss of FXDIRECT would have a significant adverse impact on our business.

In order to appropriately service our only customer, FXDD Malta, we entered into a General Service Agreement with FXDIRECT, a related party, which provides that we pay FXDIRECT at minimum $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. We derive a significant amount of our cost of revenues under our agreement with FXDIRECT. Loss of FXDIRECT could have a significant adverse impact on us.

Our principal client, FXDD Malta, has its net trading income and profitability influenced by, among other things, the general level of trading activity in the FX market and by currency volatility, both of which are beyond our control.

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates and interest rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. In particular, the net trading income and operating results of our principal client, FXDD Malta, are influenced by the general level of trading activity in the FX market and by currency volatility and may vary significantly from period to period due to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher net trading income in periods of volatile currency markets. Accordingly, a decline in currency volatility or lower levels of trading volume, whether or not attributable to any such decline, as well as any of the foregoing other external factors, could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

We rely on Mr. Emil Assentato, our Chairman, Chief Executive Officer and Chief Financial Officer to execute our existing business plans and to identify and pursue new opportunities. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange, NYSE American or NASDAQ, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. Our Board of Directors has not yet adopted any of the above mentioned corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Our common stock is quoted on the OTC PINK Current Marketplace owned and operated by the OTC Markets Group Inc. and the OTC Pink Sheet service of the Financial Industry Regulatory Authority (“FINRA”) under the symbol NUKK. Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ, New York Stock Exchange or NYSE American. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

Quarterly ended	Low Price	High Price
December 31, 2017	$0.08	$0.13
March 31, 2018	$0.07	$0.08
June 30, 2018	$0.04	$0.07
September 30, 2018	$0.04	$0.06
December 31, 2018	$0.06	$0.06
March 31, 2019	$0.06	$0.06
June 30, 2019	$0.06	$0.25
September 30, 2019	$0.05	$0.08

Holders of Our Common Stock

As of January 14, 2020, there were 51 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

The Company has not sold unregistered securities during the fiscal year ended September 30, 2019 and through the date hereof.

Stock-Based Compensation:

The Company did not grant or issue stock-based compensation during the year ended September 30, 2019.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report.

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

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. We primarily provide our software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FXDD Malta.

As part of the Assets acquired, we acquired ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of our relationship with FXDD Malta and FXDIRECT, we provide turnkey software and technology solutions for FXDD.com. We offer the customers of FXDD 24 hours, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

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

In July 2018, we incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. For Nukkleus Exchange Malta Ltd., we are currently exploring obtaining a license to operate an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. Our affiliates have created the electronic exchange that may be used by Nukkleus Exchange Malta Ltd., however, as we do not believe obtaining a license to operate the exchange will be feasible, the affiliates are searching for alternate uses for the exchange and as such have not sold or transferred the exchange to us.

On October 29, 2019, we entered into a LOI with XT and Stanley Hutton Rumbough. The purpose of the LOI is to outline a proposed transaction pursuant to which XT, among other items, will acquire all intellectual properties of EF Hutton, including its trademark “EF Hutton”, held by Mr. Hutton Rumbough and acquire all of the issued and outstanding shares of common stock of us in consideration of 11 million shares of XT. The purpose of the transactions is to establish XT in two areas of activity of energy and energy related services and financial services and financial technology. Following the closing of the transactions, we will become a wholly-owned subsidiary of XT, and XT will change its name to “EF Hutton Group Inc.”. As of the report date, the parties are in discussions and have not executed a definitive agreement. No assurance can be given that the transactions herein contemplated will close.

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

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company’s contract with its customer relates to the Company’s services performed for a related party under a GSA. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis.

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Contracts containing multiple performance obligations classify those performance obligations into separate units of accounting either as standalone or combined units of accounting. For those performance obligations treated as a standalone unit of accounting, revenue is generally recognized based on the method appropriate for each standalone unit. For those performance obligations treated as a combined unit of accounting, revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services have been transferred to the customer or client or once the client or customer is able to direct the use of those goods and/ or services as well as obtaining substantially all of its benefits. As such, revenue for a combined unit of accounting is generally recognized based on the method appropriate for the last delivered item but due to the specific nature of certain project and contract items, management may determine an alternative revenue recognition method as appropriate, such as a contract whereby one deliverable in the arrangement clearly comprises the overwhelming majority of the value of the overall combined unit of accounting. Under this circumstance, management may determine revenue recognition for the combined unit of accounting based on the revenue recognition guidance otherwise applicable to the predominant deliverable.

There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

Investment – digital currency

The Company holds investments in digital currency, consisting of Bitcoins and Ethereum. The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represent a generally well recognized quoted price in an active market for Bitcoin and Ethereum, The Company initially records its investments at cost, revalues such assets at every reporting period, and recognizes gain or loss as unrealized gain on digital currency, net, on the consolidated statements of operations that are attributable to the change in the fair value of the digital currency. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

Results of Operations

Summary of Key Results

For the year ended September 30, 2019 versus the year ended September 30, 2018

Revenue and Cost of Revenue

Revenue for both of the years ended September 30, 2019 and 2018 was $19,200,000, and was from general support services rendered to FXDD Malta.

Cost of revenue for both of the years ended September 30, 2019 and 2018 was $18,900,000, and represented amount incurred for general support services rendered by FXDIRECT.

Operating Expenses

Operating expenses consist of compensation and related benefits, bad debt expense, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for the year ended September 30, 2019 versus the year ended September 30, 2018, were $302,593 and $70,000, respectively. The significant increase was primarily attributable to an increase in compensation and related benefits incurred for employees who we hired in fiscal 2019.

Bad debt expense

For the year ended September 30, 2019, we recorded a bad debt expense of $40,000.

In the first quarter of fiscal 2018, we signed an agreement with a third-party for the customization and development of a trading platform to be used by us. In accordance with the signed agreement, we made a deposit on software development of $50,000. The project was cancelled in the third quarter of fiscal 2018 and we received a subsequent reimbursement of $10,000 of the deposit. During the fiscal 2019, we evaluated the collectability. In evaluating the collectability, we consider many factors, including the age of the balance, payment history and the third party’s current credit-worthiness. The balance of $40,000 was written off after exhaustive efforts at collection.

Other general and administrative expenses

Other general and administrative expenses were mainly third party and related party professional fees and travel expense.

Total other general and administrative expenses for the year ended September 30, 2019 versus the year ended September 30, 2018, were $713,200 versus $406,801, respectively. The increase was mainly due to the increase in use of professional services providers.

Other Income (Expense)

Other income (expense), net, includes interest expense on redeemable preferred stock, amortization of debt discount, and unrealized gain recognized from investment – digital currency. Total other income, net, for the year ended September 30, 2019 versus total other expense, net, for the year ended September 30, 2018, was $25,680 versus $(35,386), respectively. The change for the year ended September 30, 2019 as compared to the year ended September 30, 2018 was due to the unrealized gain recognized from digital currency asset of approximately $32,000, a decrease in interest expense on redeemable preferred stock of approximately $4,000, and a decrease in amortization of debt discount of approximately $25,000.

As a result of the termination of the IBIH transaction, we and CMH have agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 providing that 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000 which occurred on February 13, 2018. Therefore, our interest expense on redeemable preferred stock and amount from amortization of debt discount for the year ended September 30, 2019 decreased as compared to the year ended September 30, 2018.

Net Loss

As a result of the factors described above, our net loss was $730,113, or $0.00 per common share (basic and diluted), for the year ended September 30, 2019. Our net loss was $212,187, or $0.00 per common share (basic and diluted), for the year ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2019 and 2018, we had cash balances of $23,514 and $257,637, respectively.

For the year ended September 30, 2019, although we incurred a net loss of $730,113, we had a net cash flow used in operating activities of $138,431.

Our ability to continue as a going concern is dependent upon the management of expenses and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds or raise additional capital through equity or debt financings.  However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. In the event that there are any unforeseen delays or obstacles in obtaining funds through the aforementioned sources, CMH has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

Cash Flow for the Year Ended September 30, 2019 Compared to the Year Ended September 30, 2018

Net cash flow used in operating activities was $138,431 for the year ended September 30, 2019. These included $730,113 in net loss. Cash flows used in operating activities included non-cash items mainly consisting of unrealized gain on digital currency of approximately $32,000, offset the add back of bad debt expense of $40,000, and changes in operating assets and liabilities totaling approximately $581,000 for the year ended September 30, 2019.

Net cash flow used in operating activities was $1,005 for the year ended September 30, 2018. These included $212,187 in net loss, offset by changes in operating assets and liabilities totaling $183,650 for the year ended September 30, 2018.

Net cash flow used in investing activities was $95,692 for the year ended September 30, 2019. During the year ended September 30, 2019, we purchased digital currency of $95,692.

Net cash flow provided by investing activities was $960,000 for the year ended September 30, 2018. During the year ended September 30, 2018, we received proceeds of $1,000,000 from the termination of a potential acquisition in accordance with a Settlement Agreement and Mutual Release signed on November 17, 2017, offset by a deposit made for software development of $50,000, and subsequent reimbursement of $10,000 of the deposit.

There was no financing activity during the year ended September 30, 2019.

Net cash flow used in financing activities was $750,000 for the year ended September 30, 2018. During the year ended September 30, 2018, we paid $750,000 for the preferred stock redemption.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Redeemable preferred stock (stated value)	$250,000	$-	$250,000	$-	$-
Accrued interest for redeemable preferred stock	31,479	31,479	-	-	-
Total	$281,479	$31,479	$250,000	$-	$-

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

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company’s auditor since 2016.

Saddle Brook, New Jersey

January 14, 2020

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2019	September 30, 2018

ASSETS

CURRENT ASSETS:
Cash	$23,514	$257,637
Prepaid expense	6,664	7,333
Deposit on software development	-	40,000
Due from affiliates	3,880	800
Investment - digital currency	168,943	-

TOTAL CURRENT ASSETS	203,001	305,770

TOTAL ASSETS	$203,001	$305,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$1,042,987	$482,970
Accrued liabilities	197,494	142,457
Accrued liabilities - related party	10,000	-

TOTAL CURRENT LIABILITIES	1,250,481	625,427

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value;
200,000 shares authorized; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $3,835 and $6,125, respectively) at September 30, 2019 and 2018, respectively	246,165	243,875

TOTAL LIABILITIES	1,496,646	869,302

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized;
0 share issued and outstanding at September 30, 2019 and 2018)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized;
230,485,100 shares issued and outstanding at September 30, 2019 and 2018)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,457,751)	(727,638)

TOTAL STOCKHOLDERS’ DEFICIT	(1,293,645)	(563,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203,001	$305,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	September 30, 2019	September 30, 2018

REVENUE
Revenue - related party	$19,200,000	$19,200,000
Total revenue	19,200,000	19,200,000

COST OF REVENUE
Cost of revenue - related party	18,900,000	18,900,000
Total cost of revenue	18,900,000	18,900,000

GROSS PROFIT	300,000	300,000

OPERATING EXPENSES:
Compensation and related benefits	302,593	70,000
Bad debt expense	40,000	-
Other general and administrative	569,700	385,801
Other general and administrative - related party	143,500	21,000

Total operating expenses	1,055,793	476,801

LOSS FROM OPERATIONS	(755,793)	(176,801)

OTHER INCOME (EXPENSE):
Interest expense on redeemable preferred stock	(3,750)	(7,854)
Amortization of debt discount	(2,290)	(27,532)
Unrealized gain on digital currency	31,720	-

Total other income (expense), net	25,680	(35,386)

LOSS BEFORE INCOME TAXES	(730,113)	(212,187)

INCOME TAXES	-	-

NET LOSS	$(730,113)	$(212,187)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	233,661,779

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2017	-	$-	230,485,100	$23,049	$141,057	$(515,451)	$(351,345)

Net loss for the year	-	-	-	-	-	(212,187)	(212,187)

Balance, September 30, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the year	-	-	-	-	-	(730,113)	(730,113)

Balance, September 30, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(730,113)	$(212,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,290	27,532
Unrealized gain on digital currency	(31,720)	-
Bad debt expense	40,000	-
Changes in operating assets and liabilities:
Prepaid expense	669	(6,583)
Due from affiliates	800	(800)
Due to affiliates	514,606	78,976
Accrued liabilities	55,037	120,057
Accrued liabilities - related party	10,000	(8,000)

Net cash used in operating activities	(138,431)	(1,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	(95,692)	-
Proceeds received from termination of potential acquisition	-	1,000,000
Deposit made for software development	-	(50,000)
Refund received from software development deposit	-	10,000

Net cash (used in) provided by investing activities	(95,692)	960,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	-	(750,000)

Net cash used in financing activities	-	(750,000)

NET (DECREASE) INCREASE IN CASH	(234,123)	208,995

Cash - beginning of year	257,637	48,642

Cash - end of year	$23,514	$257,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of contingent common stock	$-	$55,559
Exchange investment - digital currency for due from affiliate	$3,880	$-
Exchange investment - digital currency for due to affiliates	$45,411	$-

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

On May 24, 2016, Nukkleus Limited entered into a General Service Agreement (“GSA”) to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, Nukkleus Limited, FML Malta Ltd. and FXDD Malta Limited (“FXDD Malta”) entered into a letter agreement providing that there was an error in drafting the GSA and acknowledging that the correct counter-party to Nukkleus Limited in the GSA is FXDD Malta. Accordingly, all references to FML Malta Ltd. have been replaced with FXDD Malta. FXDD Malta is a private limited liability company formed under the laws of Malta. The GSA entered with FXDD Malta provides that FXDD Malta will pay Nukkleus Limited at minimum $2,000,000 per month. On October 17, 2017, Nukkleus Limited entered into an amendment of the GSA with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to Nukkleus Limited for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, on May 24, 2016, in order to appropriately service FXDD Malta, Nukkleus Limited entered into a General Service Agreement (“GSA”) with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, Nukkleus Limited entered into an amendment of the GSA with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On June 3, 2016, the Company agreed to sell to CMH 30,900,000 shares of common stock and 200,000 shares of Series A preferred stock for $2,000,000 in two equal installments. The first closing occurred on June 7, 2016. The second closing was to occur with the closing of the Company’s acquisition of IBIH. As the IBIH transaction was terminated, the second transaction with CMH did not proceed.

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Nukkleus Exchange Malta Ltd. For Nukkleus Exchange Malta Ltd., the Company is currently exploring obtaining a license to operate an electronic exchange whereby it facilitates the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. The Company’s affiliates have created the electronic exchange that may be used by Nukkleus Exchange Malta Ltd., however, as the Company does not believe obtaining a license to operate the exchange will be feasible, the affiliates are searching for alternate uses for the exchange and as such have not sold or transferred the exchange to the Company.

On October 29, 2019, the Company entered into a Non-Binding Letter of Intent (“LOI”) with XT Energy Group Inc. (OTCQB: XTEG) (“XT”) and Stanley Hutton Rumbough. The purpose of the LOI is to outline a proposed transaction pursuant to which XT, among other items, will acquire all intellectual properties of EF Hutton, including its trademark “EF Hutton”, held by Mr. Hutton Rumbough and acquire all of the issued and outstanding shares of common stock of the Company in consideration of 11 million shares of XT. The purpose of the transactions is to establish XT in two areas of activity of energy and energy related services and financial services and financial technology. Following the closing of the transactions, the Company will become a wholly-owned subsidiary of XT, and XT will change its name to “EF Hutton Group Inc.” As of the report date, the parties are in discussions and have not executed a definitive agreement. No assurance can be given that the transactions herein contemplated will close.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the year ended September 30, 2019 of $730,113, had cash used in operating activities of $138,431 for the year ended September 30, 2019, and had an accumulated deficit and a working capital deficit of $1,457,751 and $1,047,480, respectively, at September 30, 2019. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

We cannot be certain that such necessary capital through equity or debt financings will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. In the event that there are any unforeseen delays or obstacles in obtaining funds through the aforementioned sources, CMH has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2019 and 2018 include valuation of deferred tax assets and the associated valuation allowances.

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

The Company holds investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially records its investments at cost, and then revalues such assets at every reporting period and recognizes gain or loss as unrealized gain on digital currency, net, on the consolidated statements of operations that are attributable to the change in the fair value of the digital currency. The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represent a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

The following table provides the financial assets measured on a recurring basis and reported at fair value on the balance sheet as of September 30, 2019:

	Fair value measurement using
	Level 1	Level 2	Level 3	Total
Investment - digital currency	$168,943	$-	$-	$168,943

The investment in digital currency has a cost of $137,223 net of fees, unrealized gain of $31,720 for the year ended September 30, 2019, and a fair value of $168,943 at September 30, 2019. During the year ended September 30, 2019, the Company transferred $3,880 of its investment in digital currency to NUKK Capital and the Company received $45,411 of digital currency from FXDD Malta and FXDD Trading. On November 1, 2019, the Company transferred substantially all of its investment in digital currency to an affiliate related through common ownership. The Company did not have any financial asset measured at fair value on a recurring basis on the balance sheet as of September 30, 2018.

The carrying values of cash, due from affiliate, due to affiliates, accrued liabilities and accrued liabilities – related party in the Company’s consolidated balance sheets approximated their fair values as of September 30, 2019 and 2018 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2019 and 2018, the Company’s cash balances accounts had approximately $0 and $8,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in such accounts through and as of the date of this report.

The following table summarizes customer revenue concentrations:

	Year Ended September 30, 2019	Year Ended September 30, 2018
FXDD Malta - related party	100%	100%

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk (continued)

The following table summarizes vendor expense concentrations:

	Year Ended September 30, 2019	Year Ended September 30, 2018
FXDIRECT - related party	100%	100%

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

During fiscal 2019, the Company evaluated the collectability. In evaluating the collectability, the Company considered many factors, including the age of the balance, payment history and the third party’s current credit-worthiness. The balance of $40,000 was written off after exhaustive efforts at collection.

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

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company’s contract with its customer relates to the Company’s services performed for a related party under a GSA. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis.

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Contracts containing multiple performance obligations classify those performance obligations into separate units of accounting either as standalone or combined units of accounting. For those performance obligations treated as a standalone unit of accounting, revenue is generally recognized based on the method appropriate for each standalone unit. For those performance obligations treated as a combined unit of accounting, revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services have been transferred to the customer or client or once the client or customer is able to direct the use of those goods and/ or services as well as obtaining substantially all of its benefits. As such, revenue for a combined unit of accounting is generally recognized based on the method appropriate for the last delivered item but due to the specific nature of certain project and contract items, management may determine an alternative revenue recognition method as appropriate, such as a contract whereby one deliverable in the arrangement clearly comprises the overwhelming majority of the value of the overall combined unit of accounting. Under this circumstance, management may determine revenue recognition for the combined unit of accounting based on the revenue recognition guidance otherwise applicable to the predominant deliverable.

There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal and foreign tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended September 30, 2019 and 2018, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following is a reconciliation of the basic and diluted net loss per share computations for the years ended September 30, 2019 and 2018:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(730,113)	$(212,187)
Weighted average common stock outstanding - basic	230,485,100	233,661,779
Effect of dilutive securities:
Series A preferred stock	-	-
Weighted average common stock outstanding - diluted	230,485,100	233,661,779
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

For the years ended September 30, 2019 and 2018, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated statements of operations in order to be consistent with the current period presentation. The Company segregated compensation and related benefits of $70,000 which had been previously classified as part of general and administrative operating expenses. The reclassification had no effect on the previously reported results of operations.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (quarter ending December 31, 2019 for the Company). Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07, effective October 1, 2019, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019 (quarter ending December 31, 2020 for the Company). The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED LIABILITIES

At September 30, 2019 and 2018, accrued liabilities consisted of the following:

	September 30, 2019	September 30, 2018
Professional fees	$73,478	$44,728
Directors’ compensation	90,537	70,000
Interest payable	31,479	27,729
Other	2,000	-
Total	$197,494	$142,457

NOTE 5 – SHARE CAPITAL

Preferred stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 15,000,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Common stock and Series A preferred stock sold for cash

On June 7, 2016, the Company sold to CMH 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock for $1,000,000. The common stock was recorded as equity and the Series A preferred stock was recorded as a long-term liability.

The Series A preferred stock has the following key terms:

1)	A stated value of $10 per share;

2)	The holder is entitled to receive cumulative dividends at the annual rate of 1.5% of stated value payable semi-annually on June 30 and December 31;

3)	The preferred stock must be redeemed at the stated value plus any unpaid dividends in 5 years.

4)	The Series A preferred stock is non-voting. However, without the affirmative vote of the holders of the shares of the Series A preferred stock then outstanding, the Company may not alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the Certificate of Designation except to the extent that such vote relates to the amendment of the Certificate of Designation.

5)	The holders of the Series A preferred stock are not entitled to receive any preference upon the liquidation, dissolution or winding up of the business of the Company. Each holder of Series A preferred stock shall share ratably with the holders of the common stock of the Company.

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the years ended September 30, 2019 and 2018, amortization of debt discount amounted to $2,290 and $27,532, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the years ended September 30, 2019 and 2018, dividends on redeemable preferred stock amounted to $3,750 and $7,854, respectively.

As a result of the termination of the IBIH transaction, the Company and CMH agreed to enter into that certain Stock Redemption Agreement dated February 13, 2018 in which 75,000 CMH Preferred Shares were redeemed and cancelled in consideration of $750,000.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

At September 30, 2019 and 2018, Series A redeemable preferred stock consisted of the following:

	September 30, 2019	September 30, 2018
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(3,835)	(6,125)
Redeemable preferred stock, net	$246,165	$243,875

NOTE 6 – INCOME TAXES

The components for net income (loss) for the years ended September 30, 2019 and 2018 was as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
United States	$(293,268)	$(212,537)
Bermuda	(93,360)	1,850
Malta	(343,485)	(1,500)
Total	$(730,113)	$(212,187)

The provision for income taxes for the years ended September 30, 2019 and 2018 was as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Current Tax Provision:
Federal	$-	$-
State	-	-
Malta	-	-
Total current tax provision	$-	$-

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Deferred Tax Provision:
Federal	$64,867	$11,888
State	12,356	2,264
Malta	120,220	-
Change in valuation allowance	(197,443)	(14,152)
Total deferred tax provision	$-	$-

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continued)

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Statutory federal income tax rate	21.0%	21.0%
State tax	1.6%	4.0%
Non-U.S. income taxed at different rates	3.9%	0.0%
Permanent differences	(0.2)%	0.0%
Valuation allowance	(26.3)%	(25.0)%
Effective tax rate	0.0%	0.0%

The components of the Company’s net deferred tax assets as of September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Deferred tax assets (liabilities):
Loss carry-forwards	$277,380	$91,470
Accrued directors’ compensation	22,635	-
Unrealized gain on digital currency	(11,102)	-
Valuation allowance	(288,913)	(91,470)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2019 and 2018 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

As of September 30, 2019, the Company had $582,132 in U.S. federal net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $258,405 of the net operating loss carry-forwards will expire in fiscal years 2033 through 2037. The remaining net operating loss carry-forwards do not expire. In addition, the Company has net operating losses in Malta totaling $376,705 with no expiration date.

As of September 30, 2019 and 2018, the Company did not identify any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2019 and 2018.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities, generally for three years after they are filed. The Company is not subject to income taxes in Bermuda. The Company’s 2016 through 2019 tax years are subject to examination.

NOTE 7 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $143,500 and $21,000 for the years ended September 30, 2019 and 2018, respectively, which have been included in general and administrative expense – related party on the accompanying consolidated statements of operations. As of September 30, 2019 and 2018, the accrued and unpaid services charge related to Craig Marshak amounted to $10,000 and $0, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

Revenue from related party and cost of revenue from related party

On May 24, 2016, the Company entered into a GSA with FXDD Malta. The Company is to invoice FXDD Malta a minimum of $2,000,000 per month in consideration for providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. On October 17, 2017, the Company entered into an amendment of the GSA with FXDD Malta. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by FXDD Malta to the Company for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q and DMA.

In addition, on May 24, 2016, the Company entered into a GSA with FXDIRECT to pay a minimum of $1,975,000 per month for receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. On October 17, 2017, the Company entered into an amendment of the GSA with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2019 and 2018, services provided to the related party, which was recorded as revenue - related party on the accompanying consolidated statements of operations were as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Service provided to:
FXDD Malta	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2019 and 2018, services received from the related party, which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations were as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Service received from:
FXDIRECT	$18,900,000	$18,900,000
	$18,900,000	$18,900,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates

At September 30, 2019 and 2018, due from related parties consisted of the following:

	September 30, 2019	September 30, 2018
FXDD Malta	$-	$800
NUKK Capital (*)	3,880	-
Total	$3,880	$800

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer and chief financial officer.

The balance of due from related parties at September 30, 2019 amounted to $3,880, which represents investment – digital currency transferred to NUKK Capital. The balance of due from related parties at September 30, 2018 amounted to $800 and represents monies that the Company paid on behalf of FXDD Malta.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its due from related parties at September 30, 2019 and 2018. The Company historically has not experienced uncollectible receivables from related parties.

Due to affiliates

At September 30, 2019 and 2018, due to related parties consisted of the following:

	September 30, 2019	September 30, 2018
Forexware LLC	$570,271	$300,700
FXDIRECT	67,056	182,270
CMH	42,000	-
FXDD Malta	320,129	-
FXDD Trading (*)	43,185	-
FXMarkets (*)	346	-
Total	$1,042,987	$482,970

(*)	FXDD Trading and FXMarkets are both controlled by Emil Assentato, the Company’s chief executive officer and chief financial officer.

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, FXDD Malta, FXDD Trading, and FXMarkets on behalf of the Company and advances from CMH. The balances due to FXDIRECT and FXDD Malta may also include unsettled funds due related to the General Service Agreement. The balances due to FXDD Malta and FXDD Trading also include the value of transferred digital assets.

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

As of September 30, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

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

Directors and Executive Officers

Name	Age	Position
Emil Assentato	70	Chief Executive Officer, Chief Financial Officer and Chairman
Craig Marshak	60	Director

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

Board of Directors

The minimum number of directors we are authorized to have is one and the maximum is six. In no event may we have less than one director. Although we anticipate appointing additional directors in the future, as of the date hereof we have two directors.

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

We reimburse our directors for expenses incurred in connection with attending directors’ meetings. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended September 30, 2019, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Possible Potential Conflicts

Our shares are quoted on OTCPink which does not currently have any director independence requirements.

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

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended September 30, 2019 or who earned compensation exceeding $100,000 during fiscal year 2019 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and principal position	Fiscal year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Emil Assentato	2019	20,000	-	-	-	-	-	-	20,000
CEO	2018	20,000	-	-	-	-	-	-	20,000
Joseph Tuccio	2019	189,487	-	-	-	-	-	-	189,487
Director of Crypto Management (*)	2018	-	-	-	-	-	-	-	-

(*) Mr. Tuccio resigned on December 15, 2019.

Employment Agreements

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

Agreement with Joseph Tuccio

On October 22, 2018, Mr. Joseph Tuccio entered into an engagement agreement with us pursuant to which he was appointed as our director of crypto management in consideration of an annual salary of $200,000. On June 15, 2019, Mr. Tuccio entered into a termination letter with us pursuant to which his employment with us was terminated effective December 15, 2019.

Grants of Plan Based Awards

We did not grant any option to our Executive Officers in the fiscal year ended September 30, 2019.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended September 30, 2019.

Outstanding Equity Awards

There were no outstanding equity awards as of September 30, 2019.

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Director service fees earned by our current directors, Mr. Assentato and Mr. Marshak, for the year ended September 30, 2019 amounted to $20,000 and $20,000, respectively, for a total of $40,000 in accordance with their letter agreements.

Agreement with Craig Marshak

On August 1, 2016, Mr. Craig Marshak entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000.

Agreement with Emil Assentato

On August 1, 2016, Mr. Emil Assentato entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of January 14, 2020 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. As of January 14, 2020, we had 230,485,100 shares of common stock issued and outstanding, and 25,000 shares of Series A preferred stock issued and outstanding.

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

Name and Address	Beneficially Owned		Percentage Owned
Currency Mountain Holdings Bermuda, Limited *	212,035,140	(1)	91.5%
Emil Assentato **	212,035,140	(2)	91.5%
Craig Marshak **	482,080		***
All executive officers and directors as a group (2 people)	212,517,220		91.7%

*The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

**Our officer and/or director. The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

***Less than 1%.

(1)	Comprised of 210,785,140 shares of common stock and 1,250,000 shares of common stock for the assumed redemption of the Series A preferred stock at the contractual floor of $0.20 per share.

(2)	CMH is wholly-owned by an entity that is majority-owned by Emil Assentato, our CEO, CFO and Chairman.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $143,500 for the year ended September 30, 2019. As of September 30, 2019, the accrued and unpaid services charge related to Craig Marshak amounted to $10,000.

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

Revenue from related party and cost of revenue from related party

During the year ended September 30, 2019, services provided to FXDD Malta which was recorded as revenue - related party on the accompanying consolidated statements of operations was $19,200,000.

During the years ended September 30, 2019, services received from FXDIRECT which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations was $18,900,000.

Due from affiliate

At September 30, 2019, due from related party consisted of the following:

September 30, 2019
NUKK Capital (*)	$3,880

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer and chief financial officer.

The balance of due from related party at September 30, 2019 amounted to $3,880, which represents investment – digital currency transferred to NUKK Capital.

Due to affiliates

At September 30, 2019, due to related parties consisted of the following:

September 30, 2019
Forexware LLC	$570,271
FXDIRECT	67,056
CMH	42,000
FXDD Malta	320,129
FXDD Trading (*)	43,185
FXMarkets (*)	346
Total	$1,042,987

(*)	FXDD Trading and FXMarkets are controlled by Emil Assentato, the Company’s chief executive officer and chief financial officer.

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, FXDD Malta, FXDD Trading, and FXMarkets on behalf of the Company and advances from CMH. The balances due to FXDIRECT and FXDD Malta may also include unsettled funds due related to the General Service Agreement. The balances due to FXDD Malta and FXDD Trading also include the value of transferred digital assets.

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

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. served as our independent auditors for the years ended September 30, 2019 and 2018. The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended September 30, 2019	Year Ended September 30, 2018
Audit Fees	$87,600	$78,000
Audit Related Fees	-	-
Tax Fees	5,800	5,820
All Other Fees	-	-
Total	$93,400	$83,820

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

NUKKLEUS INC.

Dated: January 14, 2020	By:	/s/Emil Assentato

Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer),	January 14, 2020
Chief Financial Officer (Principal Financial Officer) and Chairman

/s/ Craig Marshak	Director	January 14, 2020