Form 10-Q
period 2019-12-31
Nukkleus Inc.
filed 2020-02-14
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 14, 2020
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2019

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2019	September 30, 2019

ASSETS

CURRENT ASSETS:
Cash	$37,423	$23,514
Prepaid expense	12,606	6,664
Due from affiliate	143,776	3,880
Investment - digital currency	479	168,943

TOTAL CURRENT ASSETS	194,284	203,001

TOTAL ASSETS	$194,284	$203,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$1,064,849	$1,042,987
Accrued liabilities	221,644	197,494
Accrued liabilities - related party	-	10,000

TOTAL CURRENT LIABILITIES	1,286,493	1,250,481

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $3,263 and $3,835, respectively) at December 31, 2019 and September 30, 2019, respectively	246,737	246,165

TOTAL LIABILITIES	1,533,230	1,496,646

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at December 31, 2019 and September 30, 2019)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at December 31, 2019 and September 30, 2019)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,503,052)	(1,457,751)

TOTAL STOCKHOLDERS' DEFICIT	(1,338,946)	(1,293,645)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$194,284	$203,001

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018

REVENUE
Revenue - related party	$4,800,000	$4,800,000

COST OF REVENUE
Cost of revenue - related party	4,725,000	4,725,000

GROSS PROFIT	75,000	75,000

OPERATING EXPENSES:
Compensation and related benefits	65,326	48,334
Other general and administrative	71,353	92,655
Other general and administrative - related party	-	15,000

Total operating expenses	136,679	155,989

LOSS FROM OPERATIONS	(61,679)	(80,989)

OTHER INCOME (EXPENSE):
Interest expense on redeemable preferred stock	(938)	(938)
Amortization of debt discount	(572)	(572)
Gain (loss) on digital currency	17,888	(37,403)

Total other income (expense), net	16,378	(38,913)

LOSS BEFORE INCOME TAXES	(45,301)	(119,902)

INCOME TAXES	-	-

NET LOSS	$(45,301)	$(119,902)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(45,301)	(45,301)

Balance as of December 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,503,052)	$(1,338,946)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(119,902)	(119,902)

Balance as of December 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(847,540)	$(683,434)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,301)	$(119,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	572	572
(Gain) loss on digital currency	(17,888)	37,403
Changes in operating assets and liabilities:
Prepaid expense	(5,942)	2,000
Due from affiliates	-	(25,000)
Due to affiliates	68,318	15,644
Accrued liabilities	24,150	51,492
Accrued liabilities - related party	(10,000)	-

Net cash provided by (used in) operating activities	13,909	(37,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	-	(93,655)

Net cash used in investing activities	-	(93,655)

NET INCREASE (DECREASE) IN CASH	13,909	(131,446)

Cash - beginning of period	23,514	257,637

Cash - end of period	$37,423	$126,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment - digital currency received from affiliate	$17,197	$-
Investment - digital currency transferred to affiliate	$203,549	$-

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

The Company is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. The Company primarily provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FXDD Malta Limited (“FXDD Malta”). The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by FXDD Malta.

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement ("GSA") to FXDD Malta Limited (“FXDD Malta”). FXDD Malta is a private limited liability company formed under the laws of Malta. The GSA entered with FXDD Malta provides that FXDD Malta will pay Nukkleus Limited at minimum $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

In addition, in order to appropriately service FXDD Malta, Nukkleus Limited entered into a GSA with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

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

On October 29, 2019, the Company entered into a Non-Binding Letter of Intent (“LOI”) with XT Energy Group Inc. (OTCQB: XTEG) (“XT”) and Stanley Hutton Rumbough. The purpose of the LOI was to outline a proposed transaction pursuant to which XT, among other items, would acquire all intellectual properties of EF Hutton, including its trademark “EF Hutton,” held by Mr. Hutton Rumbough and acquire all of the issued and outstanding shares of common stock of the Company in consideration of 11 million shares of XT. The purpose of the transactions was to establish XT in two areas of activity of energy and energy related services and financial services and financial technology. Following the closing of the transactions, the Company would become a wholly-owned subsidiary of XT, and XT would change its name to “EF Hutton Group Inc.” The LOI expired in January 2020 and no agreement was reached.

The unaudited condensed financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the three months ended December 31, 2019 of $45,301, and had an accumulated deficit and a working capital deficit of $1,503,052 and $1,092,209, respectively, at December 31, 2019. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

We cannot be certain that such necessary capital through equity or debt financings will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. In the event that there are any unforeseen delays or obstacles in obtaining funds through the aforementioned sources, Currency Mountain Holdings Bermuda, Limited (“CMH”), which is wholly-owned by an entity that is majority-owned by Mr. Assentato, has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

NOTE 2 – BASIS OF PRESENTATION

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. These accounts were prepared under the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on January 14, 2020. The consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019, but does not include all disclosures required by U.S. GAAP.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2019 and 2018 include valuation of deferred tax assets and the associated valuation allowances.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The Company holds investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially records its investments at cost, and then revalues such assets at every reporting period and recognizes gain or loss as unrealized gain (loss) on digital currency that are attributable to the change in the fair value of the digital currency. Unrealized gains and losses and realized gains and losses recognized upon the sale or transfer of the investments in digital currency are netted and recognized within gain (loss) on digital currency on the unaudited condensed consolidated statements of operations. The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represent a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

The following tables provide the financial assets measured on a recurring basis and reported at fair value on the balance sheets as of December 31, 2019 and September 30, 2019:

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at December 31, 2019
Investment - digital currency	$479	$-	$-	$479

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at September 30, 2019
Investment - digital currency	$168,943	$-	$-	$168,943

The investment in digital currency had a cost of $137,223 net of fees, and a fair value of $168,943 at September 30, 2019. The Company recognized a gain of $17,888 and a loss of $37,403 for the three months ended December 31, 2019 and 2018, respectively. During the first quarter of fiscal 2020, the Company transferred substantially all of its investment in digital currency to affiliates related through common ownership.

The carrying values of cash, prepaid expense, due from affiliate, due to affiliates, accrued liabilities and accrued liabilities – related party in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2019 and September 30, 2019 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2019 and September 30, 2019, the Company’s cash balances accounts were not in excess of the federally-insured limits.

The following table summarizes customer revenue concentrations:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
FXDD Malta - related party	100%	100%

The following table summarizes vendor expense concentrations:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
FXDIRECT - related party	100%	100%

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company accounts for revenue under the provisions of ASC Topic 606. The nature of the Company’s contract with its customer relates to the Company’s services performed for a related party under a GSA.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended December 31, 2019 and 2018, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

The following is a reconciliation of the basic and diluted net loss per share computations for the three months ended December 31, 2019 and 2018:

	Three Month Ended December 31, 2019	Three Months Ended December 31, 2018
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(45,301)	$(119,902)
Weighted average common stock outstanding - basic	230,485,100	230,485,100
Effect of dilutive securities:
Series A preferred stock	-	-
Weighted average common stock outstanding - diluted	230,485,100	230,485,100
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

For the three months ended December 31, 2019 and 2018, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Recently issued accounting pronouncements

Effective October 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED LIABILITIES

At December 31, 2019 and September 30, 2019, accrued liabilities consisted of the following:

	December 31, 2019	September 30, 2019
Professional fees	$84,591	$73,478
Directors’ compensation	100,537	90,537
Interest payable	32,416	31,479
Other	4,100	2,000
Total	$221,644	$197,494

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

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For both the three months ended December 31, 2019 and 2018, amortization of debt discount amounted to $572.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For both the three months ended December 31, 2019 and 2018, dividends on redeemable preferred stock amounted to $938.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

At December 31, 2019 and September 30, 2019, Series A redeemable preferred stock consisted of the following:

	December 31, 2019	September 30, 2019
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(3,263)	(3,835)
Redeemable preferred stock, net	$246,737	$246,165

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $15,000 for the three months ended December 31, 2019 and 2018, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2019 and September 30, 2019, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $10,000, respectively, which have been included in accrued liabilities – related party on the accompanying condensed consolidated balance sheets.

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

Revenue from related party and cost of revenue from related party

The Company operates under a GSA with FXDD Malta providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000.

The Company operates under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000.

Both of the above entities are affiliates through common ownership.

During the three months ended December 31, 2019 and 2018, services provided to the related party, which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Service provided to:
FXDD Malta	$4,800,000	$4,800,000
	$4,800,000	$4,800,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three months ended December 31, 2019 and 2018, services received from the related party, which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Service received from:
FXDIRECT	$4,725,000	$4,725,000
	$4,725,000	$4,725,000

Due from affiliate

At December 31, 2019 and September 30, 2019, due from related party consisted of the following:

	December 31, 2019	September 30, 2019
NUKK Capital (*)	$143,776	$3,880

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balance of due from related party represents investment – digital currency transferred to NUKK Capital.

Management believes that the related party receivable is fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related party at December 31, 2019 and September 30, 2019. The Company historically has not experienced uncollectible receivable from the related party.

Due to affiliates

At December 31, 2019 and September 30, 2019, due to related parties consisted of the following:

	December 31, 2019	September 30, 2019
Forexware LLC	$570,271	$570,271
FXDIRECT	130,323	67,056
CMH	42,000	42,000
FXDD Malta	321,784	320,129
FXDD Trading (*)	471	43,185
FXMarkets (*)	-	346
Total	$1,064,849	$1,042,987

(*)	FXDD Trading and FXMarkets are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

NOTE 7 – INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of December 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

We have ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of our relationship with FXDD Malta and FXDIRECT, we provide turnkey software and technology solutions for FXDD.com. We offer the customers of FXDD 24 hours, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

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

On October 29, 2019, we entered into a LOI with XT and Stanley Hutton Rumbough. The purpose of the LOI was to outline a proposed transaction pursuant to which XT, among other items, would acquire all intellectual properties of EF Hutton, including its trademark “EF Hutton,” held by Mr. Hutton Rumbough and acquire all of the issued and outstanding shares of common stock of us in consideration of 11 million shares of XT. The purpose of the transactions was to establish XT in two areas of activity of energy and energy related services and financial services and financial technology. Following the closing of the transactions, we would become a wholly-owned subsidiary of XT, and XT would change its name to “EF Hutton Group Inc.”. The LOI expired in January 2020 and no agreement was reached.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our unaudited condensed consolidated financial statements because they inherently involve significant judgments and uncertainties.

Investment – digital currency

The Company holds investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially records its investments at cost, and then revalues such assets at every reporting period and recognizes gain or loss as unrealized gain (loss) on digital currency that are attributable to the change in the fair value of the digital currency. Unrealized gains and losses and realized gains and losses recognized upon the sale or transfer of the investments in digital currency are netted and recognized within gain (loss) on digital currency on the unaudited condensed consolidated statements of operations. The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represent a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

Results of Operations

Summary of Key Results

For the three months ended December 31, 2019 versus the three months ended December 31, 2018

Revenue and Cost of Revenue

Revenue for both of the three months ended December 31, 2019 and 2018 was $4,800,000, and was from general support services rendered to FXDD Malta.

Cost of revenue for both of the three months ended December 31, 2019 and 2018 was $4,725,000, and represented amount incurred for general support services rendered by FXDirectDealer, LLC (“FXDIRECT”).

Operating Expenses

Operating expenses consist of compensation and related benefits, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for the three months ended December 31, 2019 versus the three months ended December 31, 2018, were $65,326 and $48,334, respectively. The increase was primarily attributable to severance package incurred for an employee.

Other general and administrative expenses

Other general and administrative expenses were mainly third party and related party professional fees.

Total other general and administrative expenses for the three months ended December 31, 2019 versus the three months ended December 31, 2018, were $71,353 versus $107,655, respectively. The decrease was mainly due to the decrease in use of professional services providers.

Other Income (Expense)

Other income (expense) includes interest expense on redeemable preferred stock, amortization of debt discount, and gain (loss) recognized from investment – digital currency. Total other income, net, for the three months ended December 31, 2019 versus total other expense, net, for the three months ended December 31, 2018, was $16,378 versus $(38,913), respectively. The change for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 was due to the gain (loss) recognized from digital currency asset.

Net Loss

As a result of the factors described above, our net loss was $45,301, or $0.00 per common share (basic and diluted), for the three months ended December 31, 2019. Our net loss was $119,902, or $0.00 per common share (basic and diluted), for the three months ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019 and September 30, 2019, we had cash balances of $37,423 and $23,514, respectively.

For the three months ended December 31, 2019, although we incurred a net loss of $45,301, we had a net cash flow provided by operating activities of $13,909.

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

Net cash flow provided by operating activities was $13,909 for the three months ended December 31, 2019. These included $45,301 in net loss. Cash flows provided by operating activities included changes in operating assets and liabilities totaling approximately $77,000, offset by the non-cash items mainly consisting of a gain on digital currency of approximately $18,000 for the three months ended December 31, 2019.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At December 31, 2019, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of December 31, 2019, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

NUKKLEUS INC.
(Registrant)

Date: February 14, 2020	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman