Form 10-Q
period 2020-03-31
Nukkleus Inc.
filed 2020-05-15
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered

Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2020
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$19,386	$23,514
Prepaid expense	10,606	6,664
Due from affiliate	143,776	3,880
Investment - digital currency	479	168,943

TOTAL CURRENT ASSETS	174,247	203,001

TOTAL ASSETS	$174,247	$203,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$1,150,702	$1,042,987
Accrued liabilities	179,032	197,494
Accrued liabilities - related party	-	10,000

TOTAL CURRENT LIABILITIES	1,329,734	1,250,481

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $2,691 and $3,835, respectively) at March 31, 2020 and September 30, 2019, respectively	247,309	246,165

TOTAL LIABILITIES	1,577,043	1,496,646

CONTINGENCY – (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at December 31, 2019 and September 30, 2019)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at March 31, 2020 and September 30, 2019)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,566,902)	(1,457,751)

TOTAL STOCKHOLDERS’ DEFICIT	(1,402,796)	(1,293,645)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174,247	$203,001

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

REVENUE
Revenue - related party	$4,800,000	$4,800,000	$9,600,000	$9,600,000

COST OF REVENUE
Cost of revenue - related party	4,725,000	4,725,000	9,450,000	9,450,000

GROSS PROFIT	75,000	75,000	150,000	150,000

OPERATING EXPENSES:
Compensation and related benefits	68,853	78,019	134,179	126,353
Bad debt expense	-	40,000	-	40,000
Other general and administrative	68,487	113,207	139,840	205,862
Other general and administrative - related party	-	78,500	-	93,500

Total operating expenses	137,340	309,726	274,019	465,715

LOSS FROM OPERATIONS	(62,340)	(234,726)	(124,019)	(315,715)

OTHER INCOME (EXPENSE):
Interest expense on redeemable preferred stock	(937)	(937)	(1,875)	(1,875)
Amortization of debt discount	(573)	(573)	(1,145)	(1,145)
Gain (loss) on digital currency	-	5,335	17,888	(32,068)

Total other income (expense), net	(1,510)	3,825	14,868	(35,088)

LOSS BEFORE INCOME TAXES	(63,850)	(230,901)	(109,151)	(350,803)

INCOME TAXES	-	-	-	-

NET LOSS	$(63,850)	$(230,901)	$(109,151)	$(350,803)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	230,485,100	230,485,100	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(45,301)	(45,301)

Balance as of December 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,503,052)	$(1,338,946)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(63,850)	(63,850)

Balance as of March 31, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,566,902)	$(1,402,796)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(119,902)	(119,902)

Balance as of December 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(847,540)	$(683,434)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(230,901)	(230,901)

Balance as of March 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,078,441)	$(914,335)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,151)	$(350,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,145	1,145
(Gain) loss on digital currency	(17,888)	32,068
Bad debt expense	-	40,000
Changes in operating assets and liabilities:
Prepaid expense	(3,942)	4,000
Due from affiliate	63,653	-
Due to affiliates	90,518	186,759
Accrued liabilities	(18,463)	(12,838)
Accrued liabilities - related party	(10,000)	10,000

Net cash used in operating activities	(4,128)	(89,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	-	(93,951)

Net cash used in investing activities	-	(93,951)

NET DECREASE IN CASH	(4,128)	(183,620)

Cash - beginning of period	23,514	257,637

Cash - end of period	$19,386	$74,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment - digital currency received from affiliate	$17,197	$-
Investment - digital currency transferred to affiliate	$203,549	$3,880

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

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to FXDD Malta Limited (“FXDD Malta”). FXDD Malta is a private limited liability company formed under the laws of Malta. The GSA entered with FXDD Malta provides that FXDD Malta will pay Nukkleus Limited at minimum $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

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

The unaudited condensed financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the six months ended March 31, 2020 of $109,151, and had an accumulated deficit and a working capital deficit of $1,566,902 and $1,155,487, respectively, at March 31, 2020. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States.  The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Company’s operating results may be materially and adversely affected.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2020 and 2019 include valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value. Fair value is the price that would be received to sell an asset and paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities are recorded at fair value and are categorized based upon the level of judgment associated with the inputs used to measure their value. Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are as follows:

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The following tables provide the financial assets measured on a recurring basis and reported at fair value on the balance sheets as of March 31, 2020 and September 30, 2019:

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at March 31, 2020
Investment - digital currency	$479	$-	$-	$479

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at September 30, 2019
Investment - digital currency	$168,943	$-	$-	$168,943

The investment in digital currency had a cost of $137,223 net of fees, and a fair value of $168,943 at September 30, 2019. The Company recognized a gain of $0 and $5,335 for the three months ended March 31, 2020 and 2019, respectively. The Company recognized a gain of $17,888 and a loss of $32,068 for the six months ended March 31, 2020 and 2019, respectively. During the first quarter of fiscal 2020, the Company transferred substantially all of its investment in digital currency to affiliates related through common ownership.

The carrying values of cash, prepaid expense, due from affiliate, due to affiliates, and accrued liabilities in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2020 and September 30, 2019 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2020 and September 30, 2019, the Company’s cash balances accounts were not in excess of the federally-insured limits.

For all periods presented, the Company earned 100% of its revenue from FXDD Malta and incurred 100% of its cost of revenue from FXDIRECT. Both FXDD Malta and FXDIRECT are related parties.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and six months ended March 31, 2020 and 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(63,850)	$(230,901)	$(109,151)	$(350,803)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	230,485,100
Effect of dilutive securities:
Series A preferred stock	-	-	-	-
Weighted average common stock outstanding - diluted	230,485,100	230,485,100	230,485,100	230,485,100
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three and six months ended March 31, 2020 and 2019, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED LIABILITIES

At March 31, 2020 and September 30, 2019, accrued liabilities consisted of the following:

	March 31, 2020	September 30, 2019
Professional fees	$15,641	$73,478
Directors’ compensation	110,537	90,537
Interest payable	33,354	31,479
Other	19,500	2,000
Total	$179,032	$197,494

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

The Series A preferred stock has the following key terms:

1)	A stated value of $10 per share;

2)	The holder is entitled to receive cumulative dividends at the annual rate of 1.5% of stated value payable semi-annually on June 30 and December 31;

3)	The preferred stock must be redeemed at the stated value plus any unpaid dividends in 5 years;

4)	The Series A preferred stock is non-voting. However, without the affirmative vote of the holders of the shares of the Series A preferred stock then outstanding, the Company may not alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the Certificate of Designation except to the extent that such vote relates to the amendment of the Certificate of Designation;

5)	The holders of the Series A preferred stock are not entitled to receive any preference upon the liquidation, dissolution or winding up of the business of the Company. Each holder of Series A preferred stock shall share ratably with the holders of the common stock of the Company.

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For both the three months ended March 31, 2020 and 2019, amortization of debt discount amounted to $573. For both the six months ended March 31, 2020 and 2019, amortization of debt discount amounted to $1,145.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For both the three months ended March 31, 2020 and 2019, dividends on redeemable preferred stock amounted to $937. For both the six months ended March 31, 2020 and 2019, dividends on redeemable preferred stock amounted to $1,875.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

At March 31, 2020 and September 30, 2019, Series A redeemable preferred stock consisted of the following:

	March 31, 2020	September 30, 2019
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(2,691)	(3,835)
Redeemable preferred stock, net	$247,309	$246,165

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $78,500 for the three months ended March 31, 2020 and 2019, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. The Company recognized consulting expenses of $0 and $93,500 for the six months ended March 31, 2020 and 2019, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2020 and September 30, 2019, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $10,000, respectively, which have been included in accrued liabilities – related party on the accompanying condensed consolidated balance sheets.

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

During the three and six months ended March 31, 2020 and 2019, services provided to the related party, which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Service provided to:
FXDD Malta	$4,800,000	$4,800,000	$9,600,000	$9,600,000
	$4,800,000	$4,800,000	$9,600,000	$9,600,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three and six months ended March 31, 2020 and 2019, services received from the related party, which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$9,450,000	$9,450,000
	$4,725,000	$4,725,000	$9,450,000	$9,450,000

Due from affiliate

At March 31, 2020 and September 30, 2019, due from related party consisted of the following:

	March 31, 2020	September 30, 2019
NUKK Capital (*)	$143,776	$3,880

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balance of due from related party represents investment – digital currency transferred to NUKK Capital.

Management believes that the related party receivable is fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related party at March 31, 2020 and September 30, 2019. The Company historically has not experienced uncollectible receivable from the related party.

Due to affiliates

At March 31, 2020 and September 30, 2019, due to related parties consisted of the following:

	March 31, 2020	September 30, 2019
Forexware LLC	$570,271	$570,271
FXDIRECT	216,176	67,056
CMH	42,000	42,000
FXDD Malta	321,784	320,129
FXDD Trading (*)	471	43,185
FXMarkets (*)	-	346
Total	$1,150,702	$1,042,987

(*)	FXDD Trading and FXMarkets are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

NOTE 7 – INCOME TAXES

The Company recorded no income tax expense for the three and six months ended March 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of March 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 8 – CONTINGENCY

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court District Of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDIRECT, FXDD Malta, Nukkleus Inc., Nukkleus Bermuda Limited and CMH. In the Amended Complaint, BT Prime is seeking a determination that the Company and the defendants are liable for all of the debts and liabilities of BT Prime stemming from its bankruptcy proceedings. Further, in the sole claim against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of their collective business relationship with other Defendants, is a continuation of the business of Forexware and is successors-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis in BT Prime’s claims against it and intends to vigorously defend against it, including by moving to dismiss it.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad. National, state and local authorities have imposed social distancing, quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.

The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how our business and operations will be affected in the long term, though the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Although we are continuing to monitor and assess the effects of the coronavirus pandemic on our business, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

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

Results of Operations

Summary of Key Results

For the three and six months ended March 31, 2020 versus the three and six months ended March 31, 2019

Revenue and Cost of Revenue

Revenue for both of the three months ended March 31, 2020 and 2019 was $4,800,000. Revenue for both of the six months ended March 31, 2020 and 2019 was $9,600,000. Revenue for the three and six months ended March 31, 2020 and 2019 was from general support services rendered to FXDD Malta.

Cost of revenue for both of the three months ended March 31, 2020 and 2019 was $4,725,000. Cost of revenue for both of the six months ended March 31, 2020 and 2019 was $9,450,000. Cost of revenue for the three and six months ended March 31, 2020 and 2019 represented amount incurred for general support services rendered by FXDirectDealer, LLC (“FXDIRECT”).

Operating Expenses

Operating expenses consist of compensation and related benefits, bad debt expense, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for the three months ended March 31, 2020 versus the three months ended March 31, 2019 were $68,853 and $78,019, respectively. The decrease was primarily attributable to a decrease in the number of our employees.

Compensation and related benefits for the six months ended March 31, 2020 versus the six months ended March 31, 2019 were $134,179 and $126,353, respectively. The increase was primarily attributable to a severance package incurred for an employee.

Bad debt expense

For the three and six months ended March 31, 2020, we did not record any bad debt expense. While, for the three and six months ended March 31, 2019, we recorded a bad debt expense of $40,000.

Other general and administrative expenses

Other general and administrative expenses were mainly third party and related party professional fees.

Total other general and administrative expenses for the three months ended March 31, 2020 versus the three months ended March 31, 2019, were $68,487 versus $191,707, respectively. Total other general and administrative expenses for the six months ended March 31, 2020 versus the six months ended March 31, 2019, were $139,840 versus $299,362, respectively. The decrease was mainly due to the decrease in the use of third party and related party professional services providers.

Other Income (Expense)

Other income (expense) includes interest expense on redeemable preferred stock, amortization of debt discount, and gain (loss) recognized from investment – digital currency.

Total other expense, net, for the three months ended March 31, 2020 versus total other income, net, for the three months ended March 31, 2019, was $(1,510) versus $3,825, respectively. Total other income, net, for the six months ended March 31, 2020 versus total other expense, net, for the six months ended March 31, 2019, was $14,868 versus $(35,088), respectively. The change for the three and six months ended March 31, 2020 as compared to the three and six months ended March 31, 2019 was due to the gain (loss) recognized from digital currency asset.

Net Loss

As a result of the factors described above, our net loss was $63,850, or $0.00 per common share (basic and diluted), for the three months ended March 31, 2020. Our net loss was $230,901, or $0.00 per common share (basic and diluted), for the three months ended March 31, 2019.

As a result of the factors described above, our net loss was $109,151, or $0.00 per common share (basic and diluted), for the six months ended March 31, 2020. Our net loss was $350,803, or $0.00 per common share (basic and diluted), for the six months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2020 and September 30, 2019, we had cash balances of $19,386 and $23,514, respectively.

For the six months ended March 31, 2020, although we incurred a net loss of $109,151, we had a net cash flow used in operating activities of $4,128.

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

Net cash flow used in operating activities was $4,128 for the six months ended March 31, 2020. These included $109,151 in net loss, and the non-cash items mainly consisting of a gain on digital currency of approximately $18,000, offset by changes in operating assets and liabilities totalling approximately $122,000 for the six months ended March 31, 2020.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At March 31, 2020, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of March 31, 2020, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings, except as set forth below.

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court District Of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDIRECT, FXDD Malta, Nukkleus Inc., Nukkleus Bermuda Limited and CMH.  In the Amended Complaint, BT Prime is seeking a determination that the Company and the defendants are liable for all of the debts and liabilities of BT Prime stemming from its bankruptcy proceedings.  Further, in the sole claim against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of the~~ir~~ collective business relationship with other Defendants, is a continuation of the business of Forexware and is successors-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to other Defendants, should the Court eventually find any such liability.  The Company maintains that there is no basis in BT Prime’s claim~~s~~ against it and intends to vigorously defend against it, including by moving to dismiss it.

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

NUKKLEUS INC.
(Registrant)

Date: May 15, 2020	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman