Form 10-Q
period 2020-06-30
Nukkleus Inc.
filed 2020-08-13
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 13, 2020
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$55,207	$23,514
Prepaid expense	17,065	6,664
Due from affiliates	921,992	3,880
Investment - digital currency	703	168,943

TOTAL CURRENT ASSETS	994,967	203,001

TOTAL ASSETS	$994,967	$203,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$1,932,919	$1,042,987
Accrued liabilities	205,470	197,494
Accrued liabilities - related party	-	10,000
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $2,118) at June 30, 2020	247,882	-

TOTAL CURRENT LIABILITIES	2,386,271	1,250,481

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $3,835) at September 30, 2019	-	246,165

TOTAL LIABILITIES	2,386,271	1,496,646

CONTINGENCY - (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at June 30, 2020 and September 30, 2019)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at June 30, 2020 and September 30, 2019)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,555,410)	(1,457,751)

TOTAL STOCKHOLDERS’ DEFICIT	(1,391,304)	(1,293,645)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$994,967	$203,001

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE
Revenue - related party	$4,800,000	$4,800,000	$14,400,000	$14,400,000

COST OF REVENUE
Cost of revenue - related party	4,725,000	4,725,000	14,175,000	14,175,000

GROSS PROFIT	75,000	75,000	225,000	225,000

OPERATING EXPENSES:
Compensation and related benefits	10,000	108,751	144,179	235,104
Bad debt expense	-	-	-	40,000
Other general and administrative	52,222	97,953	192,062	303,815
Other general and administrative - related party	-	30,000	-	123,500

Total operating expenses	62,222	236,704	336,241	702,419

INCOME (LOSS) FROM OPERATIONS	12,778	(161,704)	(111,241)	(477,419)

OTHER INCOME (EXPENSE):
Interest expense on redeemable preferred stock	(938)	(937)	(2,813)	(2,812)
Amortization of debt discount	(572)	(572)	(1,717)	(1,717)
Gain on digital currency	224	94,297	18,112	62,229

Total other (expense) income, net	(1,286)	92,788	13,582	57,700

INCOME (LOSS) BEFORE INCOME TAXES	11,492	(68,916)	(97,659)	(419,719)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$11,492	$(68,916)	$(97,659)	$(419,719)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	230,485,100	230,485,100	230,485,100	230,485,100
Diluted	231,735,100	230,485,100	230,485,100	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended June 30, 2020 and 2019

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(45,301)	(45,301)

Balance as of December 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,503,052)	$(1,338,946)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(63,850)	(63,850)

Balance as of March 31, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,566,902)	$(1,402,796)

Net income for the three months ended June 30, 2020	-	-	-	-	-	11,492	11,492

Balance as of June 30, 2020	-	$-	$230,485,100	$23,049	$141,057	$(1,555,410)	$(1,391,304)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(119,902)	(119,902)

Balance as of December 31, 2018	-	$-	230,485,100	$23,049	$141,057	$(847,540)	$(683,434)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(230,901)	(230,901)

Balance as of March 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,078,441)	$(914,335)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	(68,916)	(68,916)

Balance as of June 30, 2019	-	$-	$230,485,100	$23,049	$141,057	$(1,147,357)	$(983,251)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,659)	$(419,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	1,717	1,717
Gain on digital currency	(18,112)	(62,229)
Bad debt expense	-	40,000
Changes in operating assets and liabilities:
Prepaid expense	(10,401)	(1)
Due from affiliates	(714,563)	(150,360)
Due to affiliates	872,735	414,392
Accrued liabilities	7,976	21,395
Accrued liabilities - related party	(10,000)	-

Net cash provided by (used in) operating activities	31,693	(154,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	-	(94,000)

Net cash used in investing activities	-	(94,000)

NET INCREASE (DECREASE) IN CASH	31,693	(248,805)

Cash - beginning of period	23,514	257,637

Cash - end of period	$55,207	$8,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment - digital currency received from affiliate	$17,197	$-
Investment - digital currency transferred to affiliate	$203,549	$3,880

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

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to FXDD Malta. FXDD Malta is a private limited liability company formed under the laws of Malta. The GSA entered with FXDD Malta provides that FXDD Malta will pay Nukkleus Limited at minimum $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of FXDD Malta.

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

The unaudited condensed financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the nine months ended June 30, 2020 of $97,659, and had an accumulated deficit and a working capital deficit of $1,555,410 and $1,391,304, respectively, at June 30, 2020. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2020 and 2019 include valuation of deferred tax assets and the associated valuation allowances.

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

The Company holds investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially records its investments at cost, and then revalues such assets at every reporting period and recognizes gain or loss as unrealized gain (loss) on digital currency that are attributable to the change in the fair value of the digital currency. Unrealized gains and losses and realized gains and losses recognized upon the sale or transfer of the investments in digital currency are netted and recognized within gain on digital currency on the unaudited condensed consolidated statements of operations. The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represent a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The following tables provide the financial assets measured on a recurring basis and reported at fair value on the balance sheets as of June 30, 2020 and September 30, 2019:

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at June 30, 2020
Investment - digital currency	$703	$-	$-	$703

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at September 30, 2019
Investment - digital currency	$168,943	$-	$-	$168,943

The investment in digital currency had a cost of $137,223 net of fees, and a fair value of $168,943 at September 30, 2019. The Company recognized a gain of $224 and $94,297 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized a gain of $18,112 and $62,229 for the nine months ended June 30, 2020 and 2019, respectively. During the first quarter of fiscal 2020, the Company transferred substantially all of its investment in digital currency to affiliates related through common ownership.

The carrying values of cash, prepaid expense, due from affiliates, due to affiliates, and accrued liabilities in the Company’s condensed consolidated balance sheets approximated their fair values as of June 30, 2020 and September 30, 2019 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2020 and September 30, 2019, the Company’s cash balances accounts were not in excess of the federally-insured limits.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and nine months ended June 30, 2020 and 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended June 30, 2020 and 2019:

Basic net income (loss) per share

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$11,492	$(68,916)	$(97,659)	$(419,719)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	230,485,100
Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$11,492	$(68,916)	$(97,659)	$(419,719)
Add: interest expense for redeemable preferred stock	938	-	-	-
Subtract: unamortized debt discount for redeemable preferred stock	(2,118)	-	-	-
Net income (loss) available to common stockholders for diluted net income (loss) per share of common stock	$10,312	$(68,916)	$(97,695)	$(419,719)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	230,485,100
Effect of dilutive securities:
Series A preferred stock	1,250,000	-	-	-
Weighted average common stock outstanding - diluted	231,735,100	230,485,100	230,485,100	230,485,100
Net income (loss) per share:
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

For the nine months ended June 30, 2020 and the three and nine months ended June 30, 2019, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

Effective October 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share- Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

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

NOTE 4 – ACCRUED LIABILITIES

At June 30, 2020 and September 30, 2019, accrued liabilities consisted of the following:

	June 30, 2020	September 30, 2019
Professional fees	$48,641	$73,478
Directors’ compensation	120,538	90,537
Interest payable	34,291	31,479
Other	2,000	2,000
Total	$205,470	$197,494

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash

On June 7, 2016, the Company sold to CMH 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock for $1,000,000. The common stock was recorded as equity and the Series A preferred stock was recorded as a liability.

The Series A preferred stock has the following key terms:

1)	A stated value of $10 per share;

2)	The holder is entitled to receive cumulative dividends at the annual rate of 1.5% of stated value payable semi-annually on June 30 and December 31;

3)	The preferred stock must be redeemed at the stated value plus any unpaid dividends in 5 years (on or before June 7, 2021);

4)	The Series A preferred stock is non-voting. However, without the affirmative vote of the holders of the shares of the Series A preferred stock then outstanding, the Company may not alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the Certificate of Designation except to the extent that such vote relates to the amendment of the Certificate of Designation;

5)	The holders of the Series A preferred stock are not entitled to receive any preference upon the liquidation, dissolution or winding up of the business of the Company. Each holder of Series A preferred stock shall share ratably with the holders of the common stock of the Company.

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For both the three months ended June 30, 2020 and 2019, amortization of debt discount amounted to $572. For both the nine months ended June 30, 2020 and 2019, amortization of debt discount amounted to $1,717.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended June 30, 2020 and 2019, dividends on redeemable preferred stock amounted to $938 and $937, respectively. For the nine months ended June 30, 2020 and 2019, dividends on redeemable preferred stock amounted to $2,813 and $2,812, respectively.

At June 30, 2020 and September 30, 2019, Series A redeemable preferred stock consisted of the following:

	June 30, 2020	September 30, 2019
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(2,118)	(3,835)
Redeemable preferred stock, net	$247,882	$246,165

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $30,000 for the three months ended June 30, 2020 and 2019, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations. The Company recognized consulting expenses of $0 and $123,500 for the nine months ended June 30, 2020 and 2019, respectively, which have been included in general and administrative expense – related party on the accompanying unaudited condensed consolidated statements of operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Services provided by related parties (continued)

As of June 30, 2020 and September 30, 2019, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $10,000, respectively, which have been included in accrued liabilities – related party on the accompanying condensed consolidated balance sheets.

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

During the three and nine months ended June 30, 2020 and 2019, services provided to the related party, which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Service provided to:
FXDD Malta	$4,800,000	$4,800,000	$14,400,000	$14,400,000
	$4,800,000	$4,800,000	$14,400,000	$14,400,000

During the three and nine months ended June 30, 2020 and 2019, services received from the related party, which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$14,175,000	$14,175,000
	$4,725,000	$4,725,000	$14,175,000	$14,175,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates

At June 30, 2020 and September 30, 2019, due from related parties consisted of the following:

	June 30, 2020	September 30, 2019
NUKK Capital (*)	$143,776	$3,880
FXDD Malta	778,216	-
	$921,992	$3,880

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent investment in digital currency transferred to NUKK Capital. The balance of due from FXDD Malta represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of FXDD Malta.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at June 30, 2020 and September 30, 2019. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At June 30, 2020 and September 30, 2019, due to related parties consisted of the following:

	June 30, 2020	September 30, 2019
Forexware LLC	$570,271	$570,271
FXDIRECT	1,320,177	67,056
CMH	42,000	42,000
FXDD Malta	-	320,129
FXDD Trading (*)	471	43,185
FXMarkets (*)	-	346
Total	$1,932,919	$1,042,987

(*)	FXDD Trading and FXMarkets are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of June 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 8 – CONTINGENCY

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

Investment – digital currency

The Company holds investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially records its investments at cost, and then revalues such assets at every reporting period and recognizes gain or loss as unrealized gain (loss) on digital currency that are attributable to the change in the fair value of the digital currency. Unrealized gains and losses and realized gains and losses recognized upon the sale or transfer of the investments in digital currency are netted and recognized within gain on digital currency on the unaudited condensed consolidated statements of operations. The fair value of the investment in digital currency is determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represent a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

Results of Operations

Summary of Key Results

For the three and nine months ended June 30, 2020 versus the three and nine months ended June 30, 2019

Revenue and Cost of Revenue

Revenue for both of the three months ended June 30, 2020 and 2019 was $4,800,000. Revenue for both of the nine months ended June 30, 2020 and 2019 was $14,400,000. Revenue for the three and nine months ended June 30, 2020 and 2019 was from general support services rendered to FXDD Malta.

Cost of revenue for both of the three months ended June 30, 2020 and 2019 was $4,725,000. Cost of revenue for both of the nine months ended June 30, 2020 and 2019 was $14,175,000. Cost of revenue for the three and nine months ended June 30, 2020 and 2019 represented amount incurred for general support services rendered by FXDIRECT.

Operating Expenses

Operating expenses consist of compensation and related benefits, bad debt expense, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for the three months ended June 30, 2020 versus the three months ended June 30, 2019 were $10,000 and $108,751, respectively. Compensation and related benefits for the nine months ended June 30, 2020 versus the nine months ended June 30, 2019 were $144,179 and $235,104, respectively. The signature decrease was primarily attributable to a decrease in the number of our employees.

Bad debt expense

For the three months ended June 30, 2020 and 2019, we did not record any bad debt expense. For the nine months ended June 30, 2020 and 2019, we recorded bad debt expense of $0 and $40,000, respectively.

Other general and administrative expenses

Other general and administrative expenses were mainly third party and related party professional fees.

Total other general and administrative expenses for the three months ended June 30, 2020 versus the three months ended June 30, 2019, were $52,222 versus $127,953, respectively. Total other general and administrative expenses for the nine months ended June 30, 2020 versus the nine months ended June 30, 2019, were $192,062 versus $427,315, respectively. The signature decrease was mainly due to the decrease in the use of third party and related party professional services providers.

Other Income (Expense)

Other income (expense) includes interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Total other expense, net, for the three months ended June 30, 2020 versus total other income, net, for the three months ended June 30, 2019, was $(1,286) versus $92,788, respectively. Total other income, net, for the nine months ended June 30, 2020 versus the nine months ended June 30, 2019, was $13,582 versus $57,700, respectively. The change for the three and nine months ended June 30, 2020 as compared to the three and nine months ended June 30, 2019 was mainly due to the gain recognized from digital currency asset.

Net Loss

As a result of the factors described above, our net income was $11,492, or $0.00 per common share (basic and diluted), for the three months ended June 30, 2020. Our net loss was $(68,916), or $(0.00) per common share (basic and diluted), for the three months ended June 30, 2019.

As a result of the factors described above, our net loss was $(97,659), or $(0.00) per common share (basic and diluted), for the nine months ended June 30, 2020. Our net loss was $(419,719), or $(0.00) per common share (basic and diluted), for the nine months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2020 and September 30, 2019, we had cash balances of $55,207 and $23,514, respectively.

For the nine months ended June 30, 2020, although we incurred a net loss of $97,659, we had a net cash flow provided by operating activities of $31,693.

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

Net cash flow provided by operating activities was $31,693 for the nine months ended June 30, 2020. These included changes in operating assets and liabilities totaling approximately $146,000, offset by net loss of approximately $98,000 and the non-cash item mainly consisting of a gain on digital currency of approximately $18,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

At June 30, 2020, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of June 30, 2020, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (6)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (7)

21.1	List of Subsidiaries (8)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labeled *

101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed along with this document
(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(7)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on August 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: August 13, 2020	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman