Form 10-K
period 2020-09-30
Nukkleus Inc.
filed 2020-12-28
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,922,000 as of March 31, 2020, based upon the closing stock price $0.10 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 28, 2020
Common Stock, $0.0001 par value per share	230,485,100 shares

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

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. We primarily provide our software, technology, customer sales and marketing and risk management technology hardware and software solutions package to Triton Capital Markets Ltd. (“TCM”), formerly known as FXDD Malta Limited (“FXDD Malta”). The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by TCM.

As part of the Assets acquired, we acquired ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of our relationship with TCM and FXDirectDealer LLC (“FXDIRECT”), we provide turnkey software and technology solutions for FXDD.com. We offer the customers of FXDD 24 hour, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Markets Direct Technology Group Ltd. (“MDTG”), formerly known as Nukkleus Exchange Malta Ltd. MDTG will manage the technology and IP behind the Markets Direct brand (which is operated by TCM). Management estimates that MDTG will become operational during the second quarter of 2021.

FXDD Agreements

On May 24, 2016, Nukkleus Limited entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, Nukkleus Limited, FML Malta Ltd. and TCM entered into a letter agreement providing that there was an error in drafting the General Service Agreement and acknowledging that the correct counter-party to Nukkleus Limited in the General Service Agreement is TCM. Accordingly, all references to FML Malta Ltd. have been replaced with TCM. TCM is a private limited liability company formed under the laws of Malta. The General Service Agreement entered with TCM provides that TCM will pay Nukkleus Limited at minimum $2,000,000 per month. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with TCM. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by TCM to Nukkleus Limited for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM.

In addition, on May 24, 2016, in order to appropriately service TCM, Nukkleus Limited entered into a General Service Agreement with FXDIRECT, which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

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

Category Five: Turnkey risk management support software and Risk Management Team

Category Six: Front End Software Retail Trading Platforms and Customer Application Systems

Category Seven: Back Office Systems management

Category One: Introducing Broker Dealer Network

Nukkleus, by arrangement pursuant to our services agreement with TCM and FXDIRECT, provides to TCM clients an introducing broker (IB) network spread across China, Japan and the Middle East. Our approach to the retail FX market is to focus on the development of relationships with independent local referring brokers who provide a recurring source of new customers. These referring brokers do not have an exclusive relationship with us, but are offered a competitive commission structure to deliver new customers to us. Our account managers primarily focus on building relationships with referring brokers, and master referring brokers (who refer other referring brokers to us), as well as with customers referred to us by referring brokers and acquired by us directly. We believe this approach, in contrast to retail FX brokers that focus solely or primarily on acquiring accounts through online marketing campaigns, has allowed us to provide services to TCM, which allows entities to achieve strong levels of net trading income, and accounts, as well as lower up front customer acquisition costs and greater customer satisfaction. Referring brokers are typically either individuals who are current or former FX traders or individuals or companies active in the area of FX trading and education and investment services advisory business.

The Introducing Broker (IB) Interface: The Introducing Broker (“IB”) interface empowers our partners to view real time account data such as payouts, customer activity and reports.

Category Two: Asia, including Chinese and Middle East Customer Desk Support

Nukkleus, by arrangement pursuant to our services agreement, provides to TCM customer desk support in multiple languages. A key element of the business strategy is the large, multi-lingual and multi-ethnic team of account managers at the headquarters in Jersey City, New Jersey, as well as in certain other locations such as Malta, Jakarta, Indonesia and Tokyo, Japan. We obtained the services of account managers by virtue of our services agreement with FXDIRECT. Account managers are compensated to a significant degree based on their performance, measured by net deposits inflows, new accounts funded and trading volume generated by customers. We believe that this compensation structure motivates our account managers and leads to more active communication with our referring brokers and customers, an improved customer trading experience, improved referring broker and customer retention and increased deposits.

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

Category Five: Turnkey Risk Management Support Software, and Risk Management Team

Nukkleus, by arrangement pursuant to our services agreement with FXDIRECT, fields a risk management team of seasoned professionals who constantly monitor liquidity flows and manage the hedging of transactions on a 24 / 7 basis, with three eight-hour shifts. This service is provided both to the TCM clients, as well as to third party clients who request this service.

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

Item 1A. Risk Factors.

Risks Relating to Our Company

Although we commenced operations in May 2016, we rely on TCM as our only customer, and the loss of such customer could adversely impact our financial condition and results of operations.

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail FX trading industry. We primarily today provide our software, technology, customer sales and marketing and risk management technology hardware and software solutions package to TCM, a related party, which provides that TCM pays us at minimum, $1,600,000 per month. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by TCM. We derive all of our revenues under our agreement with TCM. The loss of such customer, or our failure to replace such customer with other customers, could have a material adverse effect on our financial condition and our results of operations.

Although we commenced operations in May 2016, we rely on FXDIRECT as our primary vendor, and the loss of FXDIRECT would have a significant adverse impact on our business.

In order to appropriately service our only customer, TCM, we entered into a General Service Agreement with FXDIRECT, a related party, which provides that we pay FXDIRECT at minimum $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. We derive all of our cost of revenues under our agreement with FXDIRECT. Loss of FXDIRECT could have a significant adverse impact on us.

Our principal client, TCM, has its net trading income and profitability influenced by, among other things, the general level of trading activity in the FX market and by currency volatility, both of which are beyond our control.

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates and interest rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. In particular, the net trading income and operating results of our principal client, TCM, are influenced by the general level of trading activity in the FX market and by currency volatility and may vary significantly from period to period due to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher net trading income in periods of volatile currency markets. Accordingly, a decline in currency volatility or lower levels of trading volume, whether or not attributable to any such decline, as well as any of the foregoing other external factors, could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

Our client, TCM, has relationships with independent referring brokers who direct new customers to us, which is our principal source of new customers for TCM. Failure to maintain these relationships could have a material adverse effect on our business, financial condition, results of operations and cash flows and, in turn, negatively impact our company.

Our only client, TCM, maintains relationships with independent referring brokers who direct new customers to us and provide marketing and other services to these customers. TCM relationships with referring brokers are non-exclusive and may be terminated by the brokers on short notice. A referring broker does not forfeit previously earned commissions upon termination. In addition, under its agreements with referring brokers, they have no obligation to provide TCM with new customers or minimum levels of transaction volume. Its failure to maintain its relationships with referring brokers, the failure of the referring brokers to provide TCM with customers or its failure to create new relationships with referring brokers could result in a loss of net trading income, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent any of its competitors offers more attractive compensation terms to any of its referring brokers, TCM could lose the referring broker’s services or be required to increase the compensation it pays to retain the referring broker. In addition, it may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to it by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent it does not enter into economically attractive relationships with referring brokers, its referring brokers may terminate their relationship with TCM or its referring brokers fail to provide us with customers, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Any regulation of referring brokers and their activities could disrupt our business model.

TCM depends on referring brokers to acquire most of our customers. If a jurisdiction were to impose regulations restricting referring brokers’ ability to solicit, acquire or interact with customers, we may be unable to continue to acquire customers or do business in that jurisdiction. Any such regulation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of members of our senior management could compromise our ability to effectively manage our business and pursue our growth strategy.

We rely on Mr. Emil Assentato, our Chairman, Chief Executive Officer and Chief Financial Officer to execute our existing business plans and to identify and pursue new opportunities. Our continued success is dependent upon the retention of Mr. Assentato, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel provided through our GSA with FXDIRECT. The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because our services are available online in foreign countries and TCM has customers residing in foreign countries, foreign jurisdictions may require TCM or us to qualify to do business in such countries. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to online services available to their citizens from service providers located elsewhere, including the laws and regulations of Japan and China. We are exposed to the risk that we are currently operating in non-compliance with local laws and regulations in certain of the jurisdictions where we accept customers. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Quarterly ended	Low Price	High Price
December 31, 2018	$0.06	$0.06
March 31, 2019	$0.06	$0.06
June 30, 2019	$0.06	$0.25
September 30, 2019	$0.05	$0.08
December 31, 2019	$0.05	$0.12
March 31, 2020	$0.02	$0.41
June 30, 2020	$0.05	$0.10
September 30, 2020	$0.05	$0.07

Holders of Our Common Stock

As of December 28, 2020, there were 53 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

The Company has not sold unregistered securities during the fiscal year ended September 30, 2020 and through the date hereof.

Stock-Based Compensation:

The Company did not grant or issue stock-based compensation during the year ended September 30, 2020.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced payment interruption from TCM, and subsequent to September 30, 2020, TCM has been making additional payments to reduce the balance due under the GSA. TCM has experienced increases in revenues and activity and no collection problems are expected.

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the development of widespread testing or a vaccine.

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. We primarily provide our software, technology, customer sales and marketing and risk management technology hardware and software solutions package to TCM. The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by TCM.

We have ownership of FOREXWARE, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. By virtue of our relationship with TCM and FXDIRECT, we provide turnkey software and technology solutions for FXDD.com. We offer the customers of FXDD 24 hours, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

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

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated MDTG, formerly known as Nukkleus Exchange Malta Ltd. MDTG was exploring potentially obtaining a license to operate an electronic exchange whereby it would facilitate the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. During the fourth quarter of fiscal 2020, management made the decision to exit the exchange business and to no longer pursue the regulatory licensing necessary to operate an exchange in Malta.

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG will manage the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG will hold all the IP addresses and all the software licenses in its name, and it will hold all the IP rights to the brands like Markets Direct and TCM. MDTG will then lease out the rights to use these names/brands licenses to the appropriate entities. Management estimates that MDTG will become operational during the second quarter of fiscal 2021.

Cryptocurrency-Related Risks

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect our investment in digital currency. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines any cryptocurrency’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a cryptocurrency as a medium of exchange and payment method may always be low.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have an adverse effect on the value of our Bitcoin and/or Ethereum.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency we hold. Such events could have an adverse effect on the value of our Bitcoin and/or Ethereum.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our investment in digital currency.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our Bitcoin and/or Ethereum may be adversely affected.

There is a lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based assets.

Cryptocurrencies that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The laxer a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility of assets trading on a ledger-based system, which may adversely affect us. Such circumstances could have an adverse effect on the value of our Bitcoin and/or Ethereum.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investment in digital currency. Such circumstances could have an adverse effect on the value of our Bitcoin and/or Ethereum.

Regulatory changes or restrict the use of cryptocurrencies in a manner that adversely affects our investment in digital currency.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions could have an adverse effect on the value of our Bitcoin and Ethereum.

The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptocurrencies, which could increase the price of bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our investment in digital currency following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have an adverse effect on the value of our Bitcoin and/or Ethereum.

We rely on third party service providers to exchange our cryptocurrencies who may be at risks to cyber-security and malicious activity.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activities which we cannot control. If one or more malicious actor(s) obtains control of sufficient consensus nodes on the Blockchain, or, other means of alteration, then a Blockchain may be altered. While the Blockchain is decentralized, there is increasing evidence of concentration and techniques that may increase the risk that one or several actors could control the Blockchain on which we conduct business.

Cryptocurrencies may be traded on numerous online platforms, through third party service providers and as peer-to-peer transactions between parties. Many marketplaces simply bring together counterparties without providing any clearing or intermediary services and without being regulated. In such cases, we assume all risks.

Cryptocurrency trading platforms, largely unregulated and providing only limited transparency with respect to their operations, have come under increasing scrutiny due to cases of fraud, business failure or security breaches, where we may not be compensated for losses caused by such activities. Although one does not need a trading platform or an exchange to trade cryptocurrencies, such platforms are often used to convert fiat currency into cryptocurrency or to trade one cryptocurrency for another.

We may face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies. Generally, cryptocurrencies are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies.

Because there has been limited precedent set for financial accounting of investment in digital currency, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and/or restate our financial statements.

Our cryptocurrencies may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our cryptocurrency assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted wallet.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, storage locations or software, or by other means. We may be in control and possession of one of the more substantial holdings of cryptocurrency. Any of these events may adversely affect our Bitcoin and Ethereum. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investment in digital currency.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency and such private keys may not be capable of being restored by any network. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have an adverse effect on the value of our Bitcoin and/or Ethereum.

The further development and acceptance of blockchain technologies, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain technologies or assets would have an adverse effect on our investment in digital currency.

The growth of the blockchain industry in general is subject to a high degree of uncertainty. The factors affecting the further development of the blockchain industry and networks, include, without limitation:

●	worldwide growth in the adoption and use of blockchain and distributed ledger technologies, including cryptocurrencies, cryptosecurities and digital tokens;

●	government and quasi-government regulation of blockchain assets, including cryptocurrencies, and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

●	the maintenance and development of the open-source software protocol of blockchain networks;

●	changes in consumer demographics and public tastes and preferences;

●	general economic conditions and the regulatory environment relating to cryptocurrencies; and

●	a decline in the popularity or acceptance of blockchain-based technologies, including cryptocurrencies and tokens.

The blockchain industry as a whole is in its infancy and has been characterized by rapid changes and innovations. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may adversely affect the value of our Bitcoin and/or Ethereum.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2020 and 2019 include valuation of deferred tax assets and the associated valuation allowances.

Revenue recognition

We account for revenue under the provisions of ASC Topic 606. The nature of our contract with our customer relates to our services performed for a related party under a GSA.

The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA.

Revenue is recorded at gross as we are deemed to be a principal in the transactions.

Investment – digital currency

The Company held investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially recorded its investments at cost, and then revalued such assets at every reporting period and recognizes gain or loss as unrealized gain (loss) on digital currency that were attributable to the change in the fair value of the digital currency. Unrealized gains and losses and realized gains and losses recognized upon the sale or transfer of the investments in digital currency were netted and recognized within gain on digital currency on the consolidated statements of operations. The fair value of the investment in digital currency was determined using the equivalency rate of the digital currency to USD and is included in current assets. The equivalency rates obtained represented a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

As of the date of this report, we no longer hold any investment in the digital currency and do not plan to purchase and hold investments in digital currency.

Results of Operations

Summary of Key Results

For the year ended September 30, 2020 versus the year ended September 30, 2019

Revenue and Cost of Revenue

Revenue for both of the years ended September 30, 2020 and 2019 was $19,200,000, and was from general support services rendered to TCM under a GSA.

Cost of revenue for both of the years ended September 30, 2020 and 2019 was $18,900,000, and represented amount incurred for general support services rendered by FXDIRECT under a GSA.

Operating Expenses

Operating expenses consist of compensation and related benefits, bad debt expense, and other general and administrative expense.

Compensation and related benefits

Compensation and related benefits for the year ended September 30, 2020 versus the year ended September 30, 2019, were $154,179 and $302,593, respectively. The significant decrease was primarily attributable to the resignation of the director of crypto management on December 15, 2019.

Bad debt expense

For the years ended September 30, 2020 and 2019, we recorded bad debt expense of $0 and $40,000, respectively.

Other general and administrative expenses

Other general and administrative expenses were mainly third party and related party professional fees.

Total other general and administrative expenses for the year ended September 30, 2020 versus the year ended September 30, 2019, were $258,936 versus $713,200, respectively. The significant decrease was mainly due to a decrease in professional fees of approximately $162,000, a decrease in related party consulting fees of approximately $144,000, a decrease in travel expense of approximately $82,000, and a decrease in other miscellaneous items of approximately $66,000, as a result of a focus on reducing expenses.

Other Income (Expense)

Other income (expense) includes interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Total other income, net, for the year ended September 30, 2020 versus the year ended September 30, 2019, was $12,553 versus $25,680, respectively. The change for the year ended September 30, 2020 as compared to the year ended September 30, 2019 was due to the gain recognized from digital currency asset.

Net Loss

As a result of the factors described above, our net loss was $100,562, or $0.00 per common share (basic and diluted), for the year ended September 30, 2020. Our net loss was $730,113, or $0.00 per common share (basic and diluted), for the year ended September 30, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2020 and 2019, we had cash balances of $82,849 and $23,514, respectively.

For the year ended September 30, 2020, we generated net cash flow of $59,355 from operations due to a net increase in due to affiliates.

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

Cash Flow for the Year Ended September 30, 2020 Compared to the Year Ended September 30, 2019

Net cash flow provided by operating activities was $59,335 for the year ended September 30, 2020. These included changes in operating assets and liabilities totaling approximately $176,000, offset by consolidated net loss of approximately $101,000 and the non-cash item mainly consisting of a gain on digital currency of approximately $19,000.

Net cash flow used in operating activities was $138,431 for the year ended September 30, 2019. These included $730,113 in net loss. Cash flows used in operating activities included non-cash items mainly consisting of gain on digital currency of approximately $32,000, offset the add back of bad debt expense of $40,000, and changes in operating assets and liabilities totaling approximately $581,000 for the year ended September 30, 2019.

There was no investing activity during the year ended September 30, 2020.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Redeemable preferred stock (stated value)	$250,000	$250,000	$-	$-	$-
Accrued interest for redeemable preferred stock	35,229	35,229	-	-	-
Total	$285,229	$285,229	$-	$-	$-

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

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiaries (the "Company") as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Saddle Brook, New Jersey

December 28, 2020

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$82,849	$23,514
Prepaid expense	6,998	6,664
Due from affiliates	3,709,772	3,880
Investment - digital currency	12	168,943

TOTAL CURRENT ASSETS	3,799,631	203,001

TOTAL ASSETS	$3,799,631	$203,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Due to affiliates	$4,732,977	$1,042,987
Accrued liabilities	212,406	197,494
Accrued liabilities - related party	-	10,000
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $1,545) at September 30, 2020	248,455	-

TOTAL CURRENT LIABILITIES	5,193,838	1,250,481

OTHER LIABILITIES:
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $3,835) at September 30, 2019	-	246,165

TOTAL LIABILITIES	5,193,838	1,496,646

CONTINGENCY - (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at September 30, 2020 and 2019)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at September 30, 2020 and 2019)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,558,313)	(1,457,751)

TOTAL STOCKHOLDERS’ DEFICIT	(1,394,207)	(1,293,645)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,799,631	$203,001

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019
REVENUE
Revenue - related party	$19,200,000	$19,200,000

COST OF REVENUE
Cost of revenue - related party	18,900,000	18,900,000

GROSS PROFIT	300,000	300,000

OPERATING EXPENSES:
Compensation and related benefits	154,179	302,593
Bad debt expense	-	40,000
Other general and administrative	258,936	569,700
Other general and administrative - related party	-	143,500

Total operating expenses	413,115	1,055,793

LOSS FROM OPERATIONS	(113,115)	(755,793)

OTHER INCOME (EXPENSE):
Interest expense on redeemable preferred stock	(3,750)	(3,750)
Amortization of debt discount	(2,290)	(2,290)
Gain on digital currency	18,593	31,720

Total other income, net	12,553	25,680

LOSS BEFORE INCOME TAXES	(100,562)	(730,113)

INCOME TAXES	-	-

NET LOSS	$(100,562)	$(730,113)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	230,485,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2020 and 2019

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of September 30, 2018	-	$-	230,485,100	$23,049	$141,057	$(727,638)	$(563,532)

Net loss for the year	-	-	-	-	-	(730,113)	(730,113)

Balance as of September 30, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the year	-	-	-	-	-	(100,562)	(100,562)

Balance as of September 30, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,558,313)	$(1,394,207)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,562)	$(730,113)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of debt discount	2,290	2,290
Gain on digital currency	(18,593)	(31,720)
Bad debt expense	-	40,000
Changes in operating assets and liabilities:
Prepaid expense	(334)	669
Due from affiliates	(3,501,171)	800
Due to affiliates	3,672,793	514,606
Accrued liabilities	14,912	55,037
Accrued liabilities - related party	(10,000)	10,000

Net cash provided by (used in) operating activities	59,335	(138,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital currency	-	(95,692)

Net cash used in investing activities	-	(95,692)

NET INCREASE (DECREASE) IN CASH	59,335	(234,123)
Cash - beginning of year	23,514	257,637
Cash - end of year	$82,849	$23,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment - digital currency received from affiliates	$17,197	$45,411
Investment - digital currency transferred to affiliates	$204,721	$3,880

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

The Company is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. The Company primarily provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to Triton Capital Markets Ltd. (“TCM”), formerly known as FXDD Malta Limited (“FXDD Malta”). The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by TCM.

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to TCM. TCM is a private limited liability company formed under the laws of Malta. The GSA provides that TCM will pay Nukkleus Limited at minimum $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM.

In addition, in order to appropriately service TCM, Nukkleus Limited entered into a GSA with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Markets Direct Technology Group Ltd (“MDTG”), formerly known as Nukkleus Exchange Malta Ltd. MDTG was exploring potentially obtaining a license to operate an electronic exchange whereby it would facilitate the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. During the fourth quarter of fiscal 2020, management made the decision to exit the exchange business and to no longer pursue the regulatory licensing necessary to operate an exchange in Malta.

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG will manage the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG will hold all the IP addresses and all the software licenses in its name, and it will hold all the IP rights to the brands like Markets Direct and TCM. MDTG will then lease out the rights to use these names/brands licenses to the appropriate entities. Management estimates that MDTG will become operational during the second quarter of fiscal 2021.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the year ended September 30, 2020 of $100,562, and had an accumulated deficit and a working capital deficit of $1,558,313 and $1,394,207, respectively, at September 30, 2020. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced payment interruption from TCM, and subsequent to September 30, 2020, TCM has been making additional payments to reduce the balance due under the GSA. TCM has experienced increases in revenues and activity and no collection problems are expected.

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the development of widespread testing or a vaccine.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2020 and 2019 include valuation of deferred tax assets and the associated valuation allowances.

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

The Company held investments in digital currency, consisting of Bitcoins and Ethereum. The Company initially recorded its investments at cost, and then revalued such assets at every reporting period and recognized gain or loss as unrealized gain (loss) on digital currency that were attributable to the change in the fair value of the digital currency. Unrealized gains and losses and realized gains and losses recognized upon the sale or transfer of the investments in digital currency were netted and recognized within gain on digital currency on the consolidated statements of operations. The fair value of the investment in digital currency was determined using the equivalency rate of the digital currency to USD and was included in current assets. The equivalency rates obtained represented a generally well recognized quoted price in active markets for Bitcoin and Ethereum. The current guidance in U.S. GAAP does not directly address the accounting for cryptocurrencies.

The following tables provide the financial assets measured on a recurring basis and reported at fair value on the balance sheets as of September 30, 2020 and 2019:

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at September 30, 2020
Investment - digital currency	$12	$-	$-	$12

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

	Fair value measurement using
	Level 1	Level 2	Level 3	Total at September 30, 2019
Investment - digital currency	$168,943	$-	$-	$168,943

The investment in digital currency had a cost of $137,223 net of fees, and a fair value of $168,943 at September 30, 2019. During the year ended September 30, 2020, the Company received investment in digital currency of $17,197 from its affiliates and transferred investment in digital currency of $204,721 to its affiliates. The Company recognized a total gain of $18,593 and $31,720 for the years ended September 30, 2020 and 2019, respectively. In October 2020, the Company transferred all of its investment in digital currency to affiliates related through common ownership. As of the date of this report, the Company is no longer engaged in the digital currency business.

The carrying values of cash, prepaid expense, due from affiliates, due to affiliates, and accrued liabilities in the Company’s consolidated balance sheets approximated their fair values as of September 30, 2020 and 2019 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2020 and 2019, the Company’s cash balances accounts were not in excess of the federally-insured limits.

For all periods presented, the Company earned 100% of its revenue from TCM and incurred 100% of its cost of revenue from FXDIRECT. Both TCM and FXDIRECT are related parties.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended September 30, 2020 and 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

For the years ended September 30, 2020 and 2019, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED LIABILITIES

At September 30, 2020 and 2019, accrued liabilities consisted of the following:

	September 30, 2020	September 30, 2019
Professional fees	$46,640	$73,478
Directors’ compensation	130,537	90,537
Interest payable	35,229	31,479
Other	-	2,000
Total	$212,406	$197,494

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

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For both the year ended September 30, 2020 and 2019, amortization of debt discount amounted to $2,290.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For both the year ended September 30, 2020 and 2019, dividends on redeemable preferred stock amounted to $3,750.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

At September 30, 2020 and 2019, Series A redeemable preferred stock consisted of the following:

	September 30, 2020	September 30, 2019
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(1,545)	(3,835)
Redeemable preferred stock, net	$248,455	$246,165

NOTE 6 – INCOME TAXES

The components for net income (loss) for the years ended September 30, 2020 and 2019 was as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
United States	$31,292	$(293,268)
Bermuda	-	(93,360)
Malta	(131,854)	(343,485)
Total	$(100,562)	$(730,113)

The components of income taxes expense (benefit) for the years ended September 30, 2020 and 2019 consisted of the following:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Current:
Federal	$-	$-
State	-	-
Malta	-	-
Total current income taxes expense	$-	$-
Deferred:
Federal	$7,643	$(64,867)
State	1,456	(12,356)
Malta	(46,149)	(120,220)
Total deferred income taxes (benefit)	$(37,050)	$(197,443)
Change in valuation allowance	37,050	197,443
Total income taxes expense	$-	$-

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continued)

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Statutory federal income tax rate	21.0%	21.0%
State tax	(1.5)%	1.6%
Non-U.S. income taxed at different rates	18.4%	3.9%
Permanent differences	(1.3)%	(0.2)%
Valuation allowance	(36.6)%	(26.3)%
Effective tax rate	0.0%	0.0%

The components of the Company’s net deferred tax assets as of September 30, 2020 and 2019 were as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets (liabilities):
Loss carry-forwards	$293,328	$277,380
Accrued directors’ compensation	32,635	22,635
Unrealized gain on digital currency	-	(11,102)
Valuation allowance	(325,963)	(288,913)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2020 and 2019 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

As of September 30, 2020, the Company had $504,746 in U.S. federal net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $181,073 of the net operating loss carry-forwards will expire in fiscal years 2035 through 2037. The remaining net operating loss carry-forwards do not expire. In addition, the Company has net operating losses in Malta totaling $477,545 with no expiration date.

As of September 30, 2020 and 2019, the Company did not identify any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2020 and 2019.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities, generally for three years after they are filed. The Company is not subject to income taxes in Bermuda. The Company’s 2017 through 2020 tax years are subject to examination.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $143,500 for the years ended September 30, 2020 and 2019, respectively, which have been included in other general and administrative expense – related party on the accompanying consolidated statements of operations. As of September 30, 2020 and 2019, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $10,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

Revenue from related party and cost of revenue from related party

The Company operates under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000.

The Company operates under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2020 and 2019, services provided to the related party, which was recorded as revenue - related party on the accompanying consolidated statements of operations were as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Service provided to:
TCM	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2020 and 2019, services received from the related party, which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations were as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Service received from:
FXDIRECT	$18,900,000	$18,900,000
	$18,900,000	$18,900,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates

At September 30, 2020 and 2019, due from related parties consisted of the following:

	September 30, 2020	September 30, 2019
NUKK Capital (*)	$144,696	$3,880
TCM	3,565,076	-
Total	$3,709,772	$3,880

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent investment in digital currency transferred to NUKK Capital. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at September 30, 2020 and 2019. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At September 30, 2020 and 2019, due to related parties consisted of the following:

	September 30, 2020	September 30, 2019
Forexware LLC (*)	$579,229	$570,271
FXDIRECT	4,111,277	67,056
CMH	42,000	42,000
TCM	-	320,129
FXDD Trading (*)	471	43,185
FXMarkets (*)	-	346
Total	$4,732,977	$1,042,987

(*)	Forexware LLC, FXDD Trading, and FXMarkets are controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, TCM, FXDD Trading, and FXMarkets on behalf of the Company and advances from CMH. The balances due to FXDIRECT and TCM may also include unsettled funds due related to the General Service Agreement. The balances due to TCM and FXDD Trading also include the value of transferred digital assets.

The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

In October 2020, the Company transferred all of its investment in digital currency to affiliates related through common ownership. Thereafter, the Company is no longer engaged in any digital currency business.

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

As of September 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Emil Assentato	71	Chief Executive Officer, Chief Financial Officer and Chairman
Craig Marshak	61	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended September 30, 2020, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

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

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended September 30, 2020 or who earned compensation exceeding $100,000 during fiscal year 2020 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and principal position	Fiscal year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Emil Assentato	2020	20,000	-	-	-	-	-	-	20,000
CEO	2019	20,000	-	-	-	-	-	-	20,000
Joseph Tuccio	2020	100,000	-	-	-	-	-	-	100,000
Director of Crypto Management (*)	2019	189,487	-	-	-	-	-	-	189,487

(*)	Mr. Tuccio resigned on December 15, 2019.

Employment Agreements

We currently have no employment agreements with any of our executive officers and directors, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers and directors, from a change-in-control, or from a change in any executive officer’s and directors’ responsibilities following a change-in-control.

Grants of Plan Based Awards

We did not grant any option to our Executive Officers in the fiscal year ended September 30, 2020.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended September 30, 2020.

Outstanding Equity Awards

There were no outstanding equity awards as of September 30, 2020.

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

Director Compensation

Director service fees earned by our current directors, both Mr. Assentato and Mr. Marshak, for the year ended September 30, 2020 amounted to $20,000, for a total of $40,000 in accordance with their letter agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 28, 2020 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. As of December 28, 2020, we had 230,485,100 shares of common stock issued and outstanding, and 25,000 shares of Series A preferred stock issued and outstanding.

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

Name and Address	Beneficially Owned		Percentage Owned
Currency Mountain Holdings Bermuda, Limited *	212,035,140	(1)	91.5%
Emil Assentato **	212,035,140	(2)	91.5%
Craig Marshak **	482,080		***
All executive officers and directors as a group (2 people)	212,517,220		91.7%

*	The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

**	Our officer and/or director. The address is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

***	Less than 1%.

(1)	Comprised of 210,785,140 shares of common stock and 1,250,000 shares of common stock for the assumed redemption of the Series A preferred stock at the contractual floor of $0.20 per share.
(2)	CMH is wholly-owned by an entity that is majority-owned by Emil Assentato, our CEO, CFO and Chairman.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Services provided by related parties

From time to time, Craig Marshak, a director of the Company, provides consulting services to the Company. Mr. Craig Marshak is a principal of Triple Eight Markets, Inc. All professional services fee payable to Craig Marshak are paid to Triple Eight Markets, Inc. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $143,500 for the years ended September 30, 2020 and 2019, respectively, which have been included in other general and administrative expense – related party on the accompanying consolidated statements of operations. As of September 30, 2020 and 2019, the accrued and unpaid services charge related to Craig Marshak amounted to $0 and $10,000, respectively, which have been included in accrued liabilities – related party on the accompanying consolidated balance sheets.

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

Revenue from related party and cost of revenue from related party

The Company operates under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000.

The Company operates under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2020 and 2019, services provided to the related party, which was recorded as revenue - related party on the accompanying consolidated statements of operations were as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Service provided to:
TCM	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2020 and 2019, services received from the related party, which was recorded as cost of revenue - related party on the accompanying consolidated statements of operations were as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Service received from:
FXDIRECT	$18,900,000	$18,900,000
	$18,900,000	$18,900,000

Due from affiliates

At September 30, 2020 and 2019, due from related parties consisted of the following:

	September 30, 2020	September 30, 2019
NUKK Capital (*)	$144,696	$3,880
TCM	3,565,076	-
Total	$3,709,772	$3,880

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent investment in digital currency transferred to NUKK Capital. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at September 30, 2020 and 2019. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At September 30, 2020 and 2019, due to related parties consisted of the following:

	September 30, 2020	September 30, 2019
Forexware LLC (*)	$579,229	$570,271
FXDIRECT	4,111,277	67,056
CMH	42,000	42,000
TCM	-	320,129
FXDD Trading (*)	471	43,185
FXMarkets (*)	-	346
Total	$4,732,977	$1,042,987

(*)	Forexware LLC, FXDD Trading, and FXMarkets are controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, TCM, FXDD Trading, and FXMarkets on behalf of the Company and advances from CMH. The balances due to FXDIRECT and TCM may also include unsettled funds due related to the General Service Agreement. The balances due to TCM and FXDD Trading also include the value of transferred digital assets.

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

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. served as our independent auditors for the years ended September 30, 2020 and 2019. The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended September 30, 2020	Year Ended September 30, 2019
Audit Fees	$92,000	$87,600
Audit Related Fees	-	-
Tax Fees	5,800	5,800
All Other Fees	-	-
Total	$97,800	$93,400

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labeled*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: December 28, 2020	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer),	December 28, 2020
Chief Financial Officer (Principal Financial Officer) and Chairman

/s/ Craig Marshak	Director	December 28, 2020