Form 10-Q
period 2020-12-31
Nukkleus Inc.
filed 2021-02-12
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 12, 2021
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$90,342	$82,849
Due from affiliates	3,417,873	3,709,772
Prepaid expense and other current assets	4,873	7,010

TOTAL CURRENT ASSETS	3,513,088	3,799,631

TOTAL ASSETS	$3,513,088	$3,799,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$4,461,247	$4,732,977
Accrued liabilities	250,616	212,406
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $973 and $1,545, respectively) at December 31, 2020 and September 30, 2020, respectively	249,027	248,455

TOTAL CURRENT LIABILITIES	4,960,890	5,193,838

TOTAL LIABILITIES	4,960,890	5,193,838

CONTINGENCY - (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at December 31, 2020 and September 30, 2020)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at December 31, 2020 and September 30, 2020)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,611,908)	(1,558,313)

TOTAL STOCKHOLDERS’ DEFICIT	(1,447,802)	(1,394,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,513,088	$3,799,631

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	December 31,	December 31,
	2020	2019
REVENUE
Revenue - related party	$4,800,000	$4,800,000

COST OF REVENUE
Cost of revenue - related party	4,725,000	4,725,000

GROSS PROFIT	75,000	75,000

OPERATING EXPENSES:
Professional fees	86,772	41,000
Other general and administrative	40,313	95,679

Total operating expenses	127,085	136,679

LOSS FROM OPERATIONS	(52,085)	(61,679)

OTHER INCOME (EXPENSE):
Interest expense on redeemable preferred stock	(938)	(938)
Amortization of debt discount	(572)	(572)
Gain on digital currency	-	17,888

Total other (expense) income, net	(1,510)	16,378

LOSS BEFORE INCOME TAXES	(53,595)	(45,301)

INCOME TAXES	-	-

NET LOSS	$(53,595)	$(45,301)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	230,485,100	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of October 1, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,558,313)	$(1,394,207)

Net loss for the three months ended December 31, 2020	-	-	-	-	-	(53,595)	(53,595)

Balance as of December 31, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,611,908)	$(1,447,802)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(45,301)	(45,301)

Balance as of December 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,503,052)	$(1,338,946)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,595)	$(45,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	572	572
Gain on digital currency	-	(17,888)
Bad debt expense	12	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	2,125	(5,942)
Due from affiliates	291,899	-
Due to affiliates	(271,730)	68,318
Accrued liabilities	38,210	24,150
Accrued liabilities - related party	-	(10,000)

Net cash provided by operating activities	7,493	13,909

NET INCREASE IN CASH	7,493	13,909

Cash - beginning of period	82,849	23,514

Cash - end of period	$90,342	$37,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment - digital currency received from affiliates	$-	$17,197
Investment - digital currency transferred to affiliates	$-	$203,549

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

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG will manage the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG will hold all the IP addresses and all the software licenses in its name, and it will hold all the IP rights to the brands like Markets Direct and TCM. MDTG will then lease out the rights to use these names/brands licenses to the appropriate entities. Management estimates that MDTG will become operational during the rest of fiscal 2021.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the three months ended December 31, 2020 of $53,595, and had an accumulated deficit and a working capital deficit of $1,611,908 and $1,447,802, respectively, at December 31, 2020. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on December 28, 2020. The consolidated balance sheet as of September 30, 2020 contained herein has been derived from the audited consolidated financial statements as of September 30, 2020, but does not include all disclosures required by U.S. GAAP.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2020 and 2019 include valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments and fair value measurements

The investment in digital currency as of September 30, 2020 is recorded with prepaid expense and other current assets on the condensed consolidated balance sheet. The carrying values of cash, prepaid expense, due from affiliates, due to affiliates, and accrued liabilities in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2020 and September 30, 2020 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2020 and September 30, 2020, the Company’s cash balances accounts were not in excess of the federally-insured limits.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended December 31, 2020 and 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

For the three months ended December 31, 2020 and 2019, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2020.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for the Company on October 1, 2021. The Company does not expect the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and will adopt the standard effective October 1, 2021.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its unaudited condensed consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 – ACCRUED LIABILITIES

At December 31, 2020 and September 30, 2020, accrued liabilities consisted of the following:

	December 31, 2020	September 30, 2020
Professional fees	$70,141	$46,640
Directors’ compensation	140,538	130,537
Interest payable	36,166	35,229
Other	3,771	—
Total	$250,616	$212,406

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

Common stock and Series A preferred stock sold for cash

On June 7, 2016, the Company sold to CMH 15,450,000 shares of common stock and 100,000 shares of Series A preferred stock for $1,000,000. The common stock was recorded as equity and the Series A preferred stock was recorded as a liability. On February 13, 2018, 75,000 of the preferred shares were redeemed and cancelled.

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

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For both the three months ended December 31, 2020 and 2019, amortization of debt discount amounted to $572.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For both the three months ended December 31, 2020 and 2019, dividends on redeemable preferred stock amounted to $938.

At December 31, 2020 and September 30, 2020, Series A redeemable preferred stock consisted of the following:

	December 31, 2020	September 30, 2020
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(973)	(1,545)
Redeemable preferred stock, net	$249,027	$248,455

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

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

During the three months ended December 31, 2020 and 2019, services provided to the related party, which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Service provided to:
TCM	$4,800,000	$4,800,000
	$4,800,000	$4,800,000

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three months ended December 31, 2020 and 2019, services received from the related party, which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Service received from:
FXDIRECT	$4,725,000	$4,725,000
	$4,725,000	$4,725,000

Due from affiliates

At December 31, 2020 and September 30, 2020, due from related parties consisted of the following:

	December 31, 2020	September 30, 2020
NUKK Capital (*)	$144,696	$144,696
TCM	3,273,177	3,565,076
Total	$3,417,873	$3,709,772

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent investment in digital currency transferred to NUKK Capital. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at December 31, 2020 and September 30, 2020. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At December 31, 2020 and September 30, 2020, due to related parties consisted of the following:

	December 31, 2020	September 30, 2020
Forexware LLC (*)	$579,229	$579,229
FXDIRECT	3,839,547	4,111,277
CMH	42,000	42,000
FXDD Trading (*)	471	471
Total	$4,461,247	$4,732,977

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, and FXDD Trading on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement. The balance due to FXDD Trading also includes the value of transferred digital assets.

The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of December 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG will manage the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG will hold all the IP addresses and all the software licenses in its name, and it will hold all the IP rights to the brands like Markets Direct and TCM. MDTG will then lease out the rights to use these names/brands licenses to the appropriate entities. Management estimates that MDTG will become operational during the rest of fiscal 2021.

Critical Accounting Policies

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2020 and 2019 include valuation of deferred tax assets and the associated valuation allowances.

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

Results of Operations

Summary of Key Results

For the three months ended December 31, 2020 versus the three months ended December 31, 2019

Revenue and Cost of Revenue

Revenue for both of the three months ended December 31, 2020 and 2019 was $4,800,000, and was from general support services rendered to TCM under a GSA.

Cost of revenue for both of the three months ended December 31, 2020 and 2019 was $4,725,000, and represented amount incurred for general support services rendered by FXDIRECT under a GSA.

Operating Expenses

Operating expenses consisted of professional fees, and other general and administrative expenses.

Professional fees

Professional fees for the three months ended December 31, 2020 versus the three months ended December 31, 2019, were $86,772 and $41,000, respectively. The significant increase was primarily attributable to the increase in professional service providers.

Other general and administrative expenses

Other general and administrative expenses consisted of compensation and related benefits and other miscellaneous items.

Total other general and administrative expenses for the three months ended December 31, 2020 versus the three months ended December 31, 2019, were $40,313 versus $95,679, respectively. The significant decrease was mainly due to the decrease in compensation and related benefits of approximately $55,000 resulting from the resignation of the director of crypto management on December 15, 2019.

Other Income (Expense)

Other income (expense) included interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Total other expense, net, for the three months ended December 31, 2020 versus total other income, net, for the three months ended December 31, 2019, was $(1,510) versus $16,378, respectively. The change for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 was due to the gain recognized from digital currency asset.

Net Loss

As a result of the factors described above, our net loss was $53,595, or $0.00 per common share (basic and diluted), for the three months ended December 31, 2020. Our net loss was $45,301, or $0.00 per common share (basic and diluted), for the three months ended December 31, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020 and September 30, 2020, we had cash balances of $90,342 and $82,849, respectively.

We had working capital deficit, accumulated deficit, and total stockholders’ deficit of $1,447,802, $1,611,908 and $1,447,802, respectively, as of December 31, 2020.

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

Cash Flow for the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Net cash flow provided by operating activities was $7,493 for the three months ended December 31, 2020. These included changes in operating assets and liabilities totaling approximately $61,000, offset by consolidated net loss of approximately $54,000.

Net cash flow provided by operating activities was $13,909 for the three months ended December 31, 2019. These included changes in operating assets and liabilities totaling approximately $77,000, offset by consolidated net loss of approximately $45,000 and the non-cash item mainly consisting of a gain on digital currency of approximately $18,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of December 31, 2020, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of December 31, 2020, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

21.1	List of Subsidiaries (9)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labeled*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 28. 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: February 12, 2021	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman