Form 10-Q
period 2021-03-31
Nukkleus Inc.
filed 2021-05-14
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 14, 2021
Common Stock, $0.0001 par value per share	230,485,100 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$99,497	$82,849
Due from affiliates	2,917,873	3,709,772
Prepaid expense and other current assets	7,331	7,010

TOTAL CURRENT ASSETS	3,024,701	3,799,631

TOTAL ASSETS	$3,024,701	$3,799,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Due to affiliates	$3,962,247	$4,732,977
Accrued liabilities	260,608	212,406
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 and 25,000 shares issued and outstanding ($250,000 and $250,000 less discount of $401 and $1,545, respectively) at March 31, 2021 and September 30, 2020, respectively	249,599	248,455

TOTAL CURRENT LIABILITIES	4,472,454	5,193,838

TOTAL LIABILITIES	4,472,454	5,193,838

CONTINGENCY - (Note 8)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at March 31, 2021 and September 30, 2020)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 230,485,100 shares issued and outstanding at March 31, 2021 and September 30, 2020)	23,049	23,049
Additional paid-in capital	141,057	141,057
Accumulated deficit	(1,611,859)	(1,558,313)

TOTAL STOCKHOLDERS' DEFICIT	(1,447,753)	(1,394,207)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,024,701	$3,799,631

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

REVENUE
Revenue - related party	$4,800,000	$4,800,000	$9,600,000	$9,600,000

COST OF REVENUE
Cost of revenue - related party	4,725,000	4,725,000	9,450,000	9,450,000

GROSS PROFIT	75,000	75,000	150,000	150,000

OPERATING EXPENSES:
Professional fees	51,500	61,000	138,272	102,000
Other general and administrative	21,941	76,340	62,254	172,019

Total operating expenses	73,441	137,340	200,526	274,019

INCOME (LOSS) FROM OPERATIONS	1,559	(62,340)	(50,526)	(124,019)

OTHER (EXPENSE) INCOME:
Interest expense on redeemable preferred stock	(937)	(937)	(1,875)	(1,875)
Amortization of debt discount	(573)	(573)	(1,145)	(1,145)
Gain on digital currency	-	-	-	17,888

Total other (expense) income, net	(1,510)	(1,510)	(3,020)	14,868

INCOME (LOSS) BEFORE INCOME TAXES	49	(63,850)	(53,546)	(109,151)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$49	$(63,850)	$(53,546)	$(109,151)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	230,485,100	230,485,100	230,485,100	230,485,100
Diluted	231,735,100	230,485,100	230,485,100	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended March 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,558,313)	$(1,394,207)

Net loss for the three months ended December 31, 2020	-	-	-	-	-	(53,595)	(53,595)

Balance as of December 31, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,611,908)	$(1,447,802)

Net income for the three months ended March 31, 2021	-	-	-	-	-	49	49

Balance as of March 31, 2021	-	$-	230,485,100	$23,049	$141,057	$(1,611,859)	$(1,447,753)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(45,301)	(45,301)

Balance as of December 31, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,503,052)	$(1,338,946)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(63,850)	(63,850)

Balance as of March 31, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,566,902)	$(1,402,796)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,546)	$(109,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	1,145	1,145
Gain on digital currency	-	(17,888)
Bad debt expense	12	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(334)	(3,942)
Due from affiliates	791,899	63,653
Due to affiliates	(770,730)	90,518
Accrued liabilities	48,202	(18,463)
Accrued liabilities - related party	-	(10,000)

Net cash provided by (used in) operating activities	16,648	(4,128)

NET INCREASE (DECREASE) IN CASH	16,648	(4,128)

Cash - beginning of period	82,849	23,514

Cash - end of period	$99,497	$19,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment - digital currency received from affiliates	$-	$17,197
Investment - digital currency transferred to affiliates	$-	$203,549

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

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG will manage the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG will hold all the IP addresses and all the software licenses in its name, and it will hold all the IP rights to the brands such as Markets Direct and TCM. MDTG will then lease out the rights to use these names/brands licenses to the appropriate entities. Management estimates that MDTG will become operational in the fourth quarter of fiscal 2021.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the six months ended March 31, 2021 of $53,546, and had a working capital deficit of $1,447,753 at March 31, 2021. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2021 and 2020 include valuation of deferred tax assets and the associated valuation allowances.

Fair value of financial instruments and fair value measurements

The investment in digital currency as of September 30, 2020 is recorded with prepaid expense and other current assets on the condensed consolidated balance sheet. The carrying values of cash, prepaid expense, due from affiliates, due to affiliates, and accrued liabilities in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2021 and September 30, 2020 due to their short-term nature.

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2021 and September 30, 2020, the Company’s cash balances accounts were not in excess of the federally-insured limits.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and six months ended March 31, 2021 and 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the three and six months ended March 31, 2021 and 2020:

Basic net income (loss) per share

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$49	$(63,850)	$(53,546)	$(109,151)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	230,485,100
Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

Diluted net income (loss) per share

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$49	$(63,850)	$(53,546)	$(109,151)
Add: interest expense for redeemable preferred stock	937	-	-	-
Subtract: unamortized debt discount for redeemable preferred stock	(401)	-	-	-
Net income (loss) available to common stockholders for diluted net income (loss) per share of common stock	$585	$(63,850)	$(53,546)	$(109,151)
Weighted average common stock outstanding - basic	230,485,100	230,485,100	230,485,100	230,485,100
Effect of dilutive securities:
Series A preferred stock	1,250,000	-	-	-
Weighted average common stock outstanding - diluted	231,735,100	230,485,100	230,485,100	230,485,100
Net income (loss) per share:
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

For the six months ended March 31, 2021 and the three and six months ended March 31, 2020, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The adoption of this guidance as of October 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – ACCRUED LIABILITIES

At March 31, 2021 and September 30, 2020, accrued liabilities consisted of the following:

	March 31, 2021	September 30, 2020
Directors’ compensation	$150,537	$130,537
Professional fees	71,641	46,640
Interest payable	37,104	35,229
Other	1,326	-
Total	$260,608	$212,406

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHARE CAPITAL (continued)

Common stock and Series A preferred stock sold for cash (continued)

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For both the three months ended March 31, 2021 and 2020, amortization of debt discount amounted to $573. For both the six months ended March 31, 2021 and 2020, amortization of debt discount amounted to $1,145.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For both the three months ended March 31, 2021 and 2020, dividends on redeemable preferred stock amounted to $937. For both the six months ended March 31, 2021 and 2020, dividends on redeemable preferred stock amounted to $1,875.

At March 31, 2021 and September 30, 2020, Series A redeemable preferred stock consisted of the following:

	March 31, 2021	September 30, 2020
Redeemable preferred stock (stated value)	$250,000	$250,000
Less: unamortized debt discount	(401)	(1,545)
Redeemable preferred stock, net	$249,599	$248,455

NOTE 6 – RELATED PARTY TRANSACTIONS

Services provided by related parties

The Company uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to the Company, which are considered immaterial.

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

During the three and six months ended March 31, 2021 and 2020, services provided to the related party, which was recorded as revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Service provided to:
TCM	$4,800,000	$4,800,000	$9,600,000	$9,600,000
	$4,800,000	$4,800,000	$9,600,000	$9,600,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three and six months ended March 31, 2021 and 2020, services received from the related party, which was recorded as cost of revenue - related party on the accompanying unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$9,450,000	$9,450,000
	$4,725,000	$4,725,000	$9,450,000	$9,450,000

Due from affiliates

At March 31, 2021 and September 30, 2020, due from related parties consisted of the following:

	March 31, 2021	September 30, 2020
NUKK Capital (*)	$144,696	$144,696
TCM	2,773,177	3,565,076
Total	$2,917,873	$3,709,772

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent the Company’s prior investment in digital currency that was transferred to NUKK Capital in March 2019. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at March 31, 2021 and September 30, 2020. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At March 31, 2021 and September 30, 2020, due to related parties consisted of the following:

	March 31, 2021	September 30, 2020
Forexware LLC (*)	$579,229	$579,229
FXDIRECT	3,340,547	4,111,277
CMH	42,000	42,000
FXDD Trading (*)	471	471
Total	$3,962,247	$4,732,977

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The Company recorded no income tax expense for the three and six months ended March 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of March 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 8 – CONTINGENCY

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim. The Company, joined by certain other defendants, filed a summary judgment motion seeking, among other things, dismissal of the sole claim against it. That motion was fully submitted on December 4, 2020, and the Court held an oral argument on February 2, 2021. No decision has been issued as of the date of this report.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

Critical Accounting Policies

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2021 and 2020 include valuation of deferred tax assets and the associated valuation allowances.

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

Results of Operations

Summary of Key Results

For the three and six months ended March 31, 2021 versus the three and six months ended March 31, 2020

Revenue and Cost of Revenue

Revenue for both of the three months ended March 31, 2021 and 2020 was $4,800,000. Revenue for both of the six months ended March 31, 2021 and 2020 was $9,600,000. Revenue for the three and six months ended March 31, 2021 and 2020 was from general support services rendered to TCM under a GSA.

Cost of revenue for both of the three months ended March 31, 2021 and 2020 was $4,725,000. Cost of revenue for both of the six months ended March 31, 2021 and 2020 was $9,450,000. Cost of revenue for the three and six months ended March 31, 2021 and 2020 represented amount incurred for general support services rendered by FXDIRECT under a GSA.

Operating Expenses

Operating expenses consisted of professional fees, and other general and administrative expenses.

Professional fees

Professional fees for the three months ended March 31, 2021 versus the three months ended March 31, 2020, were $51,500 and $61,000, respectively.

Professional fees for the six months ended March 31, 2021 versus the six months ended March 31, 2020, were $138,272 and $102,000, respectively. The increase was primarily attributable to the increase in professional service providers.

Other general and administrative expenses

Other general and administrative expenses consisted of compensation and related benefits and other miscellaneous items.

Total other general and administrative expenses for the three months ended March 31, 2021 versus the three months ended March 31, 2020, were $21,941 versus $76,340, respectively. The significant decrease was mainly due to the decrease in compensation and related benefits of approximately $59,000 resulting from the resignation of the director of crypto management on December 15, 2019.

Total other general and administrative expenses for the six months ended March 31, 2021 versus the six months ended March 31, 2020, were $62,254 versus $172,019, respectively. The significant decrease was mainly due to the decrease in compensation and related benefits of approximately $114,000 resulting from the resignation of the director of crypto management on December 15, 2019.

Other (Expense) Income

Other (expense) income included interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Total other expense, net, for both the three months ended March 31, 2021 and 2020, was $1,510.

Total other (expense), net, for the six months ended March 31, 2021 versus total other income, net, for the six months ended March 31, 2020, was $(3,020) versus $14,868, respectively. The change for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020 was due to the gain recognized from digital currency asset.

Net Income (Loss)

As a result of the factors described above, our net income was $49, or $0.00 per common share (basic and diluted), for the three months ended March 31, 2021. Our net loss was $63,850, or $0.00 per common share (basic and diluted), for the three months ended March 31, 2020.

As a result of the factors described above, our net loss was $53,546, or $0.00 per common share (basic and diluted), for the six months ended March 31, 2021. Our net loss was $109,151, or $0.00 per common share (basic and diluted), for the six months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2021 and September 30, 2020, we had cash balances of $99,497 and $82,849, respectively.

We had working capital deficit, accumulated deficit, and total stockholders’ deficit of $1,447,753, $1,611,859 and $1,447,753, respectively, as of March 31, 2021.

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

Cash Flow for the Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Net cash flow provided by operating activities was $16,648 for the six months ended March 31, 2021. These included changes in operating assets and liabilities totaling approximately $69,000, offset by consolidated net loss of approximately $54,000.

Net cash flow used in operating activities was $4,128 for the six months ended March 31, 2020. These included $109,151 in net loss, and the non-cash items mainly consisting of a gain on digital currency of approximately $18,000, offset by changes in operating assets and liabilities totaling approximately $122,000 for the six months ended March 31, 2020.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of March 31, 2021, there have been no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of March 31, 2021, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim. The Company, joined by certain other defendants, filed a summary judgment motion seeking, among other things, dismissal of the sole claim against it. That motion was fully submitted on December 4, 2020, and the Court held an oral argument on February 2, 2021. No decision has been issued as of the date of this report.

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

NUKKLEUS INC.
(Registrant)

Date: May 14, 2021	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman