Form 10-Q
period 2021-06-30
Nukkleus Inc.
filed 2021-08-16
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered

Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 16, 2021
Common Stock, $0.0001 par value per share	302,024,371 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$364,777	$82,849
Accounts receivable	57,741	-
Due from affiliates	2,617,873	3,709,772
Prepaid expense and other current assets	19,719	7,010

TOTAL CURRENT ASSETS	3,060,110	3,799,631

NON-CURRENT ASSETS:
Intangible assets, net	13,940,257	-

TOTAL NON-CURRENT ASSETS	13,940,257	-

TOTAL ASSETS	$17,000,367	$3,799,631

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to affiliates	$3,962,247	$4,732,977
Accounts payable and accrued liabilities	284,436	212,406
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $1,545)	-	248,455

TOTAL CURRENT LIABILITIES	4,246,683	5,193,838

TOTAL LIABILITIES	4,246,683	5,193,838

CONTINGENCY - (Note 13)

EQUITY (DEFICIT):
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at June 30, 2021 and September 30, 2020)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 302,024,371 and 230,485,100 shares issued and outstanding at June 30, 2021 and September 30, 2020)	30,202	23,049
Additional paid-in capital	10,235,758	141,057
Accumulated deficit	(1,715,663)	(1,558,313)
Accumulated other comprehensive income - foreign currency translation adjustment	85	-
Total Nukkleus Inc. stockholders’ equity (deficit)	8,550,382	(1,394,207)
Non-controlling interest	4,203,302	-

TOTAL EQUITY (DEFICIT)	12,753,684	(1,394,207)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$17,000,367	$3,799,631

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Revenue - financial services	41,602	-	41,602	-
Total revenues	4,841,602	4,800,000	14,441,602	14,400,000
COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000	14,175,000	14,175,000
Cost of revenue - financial services	27,636	-	27,636	-
Total costs of revenues	4,752,636	4,725,000	14,202,636	14,175,000
GROSS PROFITS
Gross profit - general support services - related party	75,000	75,000	225,000	225,000
Gross profit - financial services	13,966	-	13,966	-
Total gross profits	88,966	75,000	238,966	225,000

OPERATING EXPENSES:
Amortization of intangible assets	117,145	-	117,145	-
Professional fees	51,500	43,000	189,772	145,000
Other general and administrative	20,069	19,222	82,323	191,241

Total operating expenses	188,714	62,222	389,240	336,241

(LOSS) INCOME FROM OPERATIONS	(99,748)	12,778	(150,274)	(111,241)

OTHER (EXPENSE) INCOME:
Interest expense on redeemable preferred stock	(750)	(938)	(2,625)	(2,813)
Amortization of debt discount	(400)	(572)	(1,545)	(1,717)
Other income	360	224	360	18,112

Total other (expense) income, net	(790)	(1,286)	(3,810)	13,582

(LOSS) INCOME BEFORE INCOME TAXES	(100,538)	11,492	(154,084)	(97,659)

INCOME TAXES	-	-	-	-
NET (LOSS) INCOME	$(100,538)	$11,492	$(154,084)	$(97,659)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3,266	-	3,266	-
NET (LOSS) INCOME ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS	$(103,804)	$11,492	$(157,350)	$(97,659)
COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(100,538)	$11,492	$(154,084)	$(97,659)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	121	-	121	-
COMPREHENSIVE (LOSS) INCOME	(100,417)	11,492	(153,963)	(97,659)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3,302	-	3,302	-
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS	$(103,719)	$11,492	$(157,265)	$(97,659)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	257,055,897	230,485,100	239,342,032	230,485,100
Diluted	257,055,897	231,735,100	239,342,032	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Three and Nine Months Ended June 30, 2021

	NUKKLEUS INC. STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock				Accumulated
	Number of		Number of		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	(Deficit)

Balance as of October 1, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,558,313)	-	-	$(1,394,207)

Net loss for the three months ended December 31, 2020	-	-	-	-	-	(53,595)	-	-	(53,595)

Balance as of December 31, 2020	-	-	230,485,100	23,049	141,057	(1,611,908)	-	-	(1,447,802)

Net income for the three months ended March 31, 2021	-	-	-	-	-	49	-	-	49

Balance as of March 31, 2021	-	-	230,485,100	23,049	141,057	(1,611,859)	-	-	(1,447,753)

Common stock issued in connection with acquisition	-	-	70,000,000	7,000	9,793,000	-	-	-	9,800,000

Common stock issued for transaction costs	-	-	100,000	10	13,990	-	-	-	14,000

Common stock issued for redeemable preferred stock conversion and related dividend	-	-	1,439,271	143	287,711	-	-	-	287,854

Non-controlling interest acquired on acquisition	-	-	-	-	-	-	-	4,200,000	4,200,000

Net (loss) income for the three months ended June 30, 2021	-	-	-	-	-	(103,804)	-	3,266	(100,538)

Foreign currency translation adjustment	-	-	-	-	-	-	85	36	121

Balance as of June 30, 2021	-	$-	302,024,371	$30,202	$10,235,758	$(1,715,663)	$85	$4,203,302	$12,753,684

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Three and Nine Months Ended June 30, 2020

	NUKKLEUS INC. STOCKHOLDERS’ EQUITY (DEFICIT)
	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$(1,293,645)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(45,301)	(45,301)

Balance as of December 31, 2019	-	-	230,485,100	23,049	141,057	(1,503,052)	(1,338,946)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(63,850)	(63,850)

Balance as of March 31, 2020	-	-	230,485,100	23,049	141,057	(1,566,902)	(1,402,796)

Net income for the three months ended June 30, 2020	-	-	-	-	-	11,492	11,492

Balance as of June 30, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,555,410)	$(1,391,304)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,084)	$(97,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	1,545	1,717
Amortization of intangible assets	117,145	-
Gain on digital currency	-	(18,112)
Bad debt expense	12	-
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(12,054)	-
Prepaid expense and other current assets	(12,581)	(10,401)
Due from affiliates	1,091,899	(714,563)
Due to affiliates	(770,730)	872,735
Accounts payable and accrued liabilities	30,252	7,976
Accrued liabilities - related party	-	(10,000)

Net cash provided by operating activities	291,404	31,693

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired on asset acquisition	21,371	-
Transaction costs of asset acquisition	(30,673)	-

Net cash used in investing activities	(9,302)	-

EFFECT OF EXCHANGE RATE ON CASH	(174)	-

NET INCREASE IN CASH	281,928	31,693

Cash - beginning of period	82,849	23,514

Cash - end of period	$364,777	$55,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisition	$9,814,000	$-
Common stock issued for redeemable preferred stock conversion and related dividend	$287,854	$-
Cost of asset acquisition in accrued liabilities	$2,098	$-
Investment - digital currency received from affiliates	$-	$17,197
Investment - digital currency transferred to affiliates	$-	$203,549

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

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG manages the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG holds all the IP addresses and all the software licenses in its name, and it holds all the IP rights to the brands such as Markets Direct and TCM. MDTG then leases out the rights to use these names/brands licenses to the appropriate entities.

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”) entered into a Purchase and Sale Agreement (the “Match Agreement”) pursuant to which the Company agreed to acquire 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). Further, the Match Agreement provided that the Company, in consideration of the issuance of 100,000 shares of common stock of the Company to the Match Shareholders, will have an option during the period from May 29, 2021 through September 30, 2021 to acquire from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. The closing date of the Initial Transaction occurred on May 28, 2021.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the nine months ended June 30, 2021 of $154,084, and had a working capital deficit of $1,186,573 at June 30, 2021. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2021 and 2020 include valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

At June 30, 2021 and September 30, 2020, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2021		September 30, 2020
United States	$345,555	94.7%	$82,675	99.8%
England	19,048	5.2%	-	-
Malta	174	0.1%	174	0.2%
Total cash	$364,777	100.0%	$82,849	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and September 30, 2020.

Fair value of financial instruments and fair value measurements

The investment in digital currency as of September 30, 2020 of $12 is recorded with prepaid expense and other current assets on the condensed consolidated balance sheet. The carrying values of cash, accounts receivable, prepaid expense and other current assets, due from affiliates, due to affiliates, and accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets approximated their fair values as of June 30, 2021 and September 30, 2020 due to their short-term nature.

Credit risk and uncertainties

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2021, the Company’s cash balances in United States bank accounts had approximately $96,000 in excess of the federally-insured limits.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. A portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at June 30, 2021. The Company historically has not experienced significant uncollectible accounts receivable.

Prepaid expense and other current assets

Prepaid expense and other current assets primarily consist of prepaid OTC Markets listing fees, which are recognized as expense over the related listing periods. As of June 30, 2021 and September 30, 2020, prepaid expense and other current assets amounted to $19,719 and $7,010, respectively.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets

Intangible assets consist of license and banking infrastructure, which are being amortized on a straight-line method over the estimated useful life of 10 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of June 30, 2021. For the nine months ended June 30, 2021 and 2020, no impairment of long-lived assets was recognized.

Revenue recognition

The Company accounts for revenue under the provisions of ASC Topic 606.

The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa

In the following table, revenues are disaggregated by segment for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30
Revenue Stream	2021	2020	2021	2020
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	41,602	-	41,602	-
Total revenues	$4,841,602	$4,800,000	$14,441,602	$14,400,000

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees to be recognized as expense in the statements of operations based on their grant date fair values.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and nine months ended June 30, 2021 and 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A preferred stock (using the if-converted method).

The following is a reconciliation of the basic and diluted net (loss) income per share computations for the three and nine months ended June 30, 2021 and 2020:

Basic net (loss) income per share

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Net (loss) income available to Nukkleus Inc. for basic net (loss) income per share of common stock	$(103,804)	$11,492	$(157,350)	$(97,659)
Weighted average common stock outstanding - basic	257,055,897	230,485,100	239,342,032	230,485,100
Net (loss) income per common share attributable to Nukkleus Inc.:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

Diluted net (loss) income per share

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Net (loss) income available to Nukkleus Inc. for basic net (loss) income per share of common stock	$(103,804)	$11,492	$(157,350)	$(97,659)
Add: interest expense for redeemable preferred stock	-	938	-	-
Subtract: unamortized debt discount for redeemable preferred stock	-	(2,118)	-	-
Net (loss) income available to Nukkleus Inc. for diluted net (loss) income per share of common stock	$(103,804)	$10,312	$(157,350)	$(97,659)
Weighted average common stock outstanding - basic	257,055,897	230,485,100	239,342,032	230,485,100
Effect of dilutive securities:
Series A preferred stock	-	1,250,000	-	-
Weighted average common stock outstanding - diluted	257,055,897	231,735,100	239,342,032	230,485,100
Net (loss) income per common share attributable to Nukkleus Inc.:
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

For the three and nine months ended June 30, 2021 and for the nine months ended June 30, 2020, a total of 1,250,000 shares of common stock from the assumed redemption of the Series A convertible redeemable preferred stock at the contractual floor of $0.20 per share have been excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Foreign currency translation

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiary is the British Pound (“GBP”). Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated using average rates during each reporting period, and shareholders’ equity is translated at historical exchange rates. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Most of the Company’s revenue transactions are transacted in the functional currency of the Company. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company. Asset and liability accounts at June 30, 2021 were translated at 0.7246 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the period from May 28, 2021 through June 30, 2021 was 0.7133 GBP to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended June 30, 2021 consisted of net loss and unrealized gain from foreign currency translation adjustment.

Non-controlling interest

As of June 30, 2021, several individuals aggregately owned 30% of the equity interests of Match Financial Limited, which is not under the Company’s control.

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. The Company has determined that it has two reportable business segments: general support services segment, and financial services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION

As described in Note 1, on May 28, 2021, the Company completed its acquisition of Match in accordance with the terms of the Match Agreement. To determine the accounting for this transaction under ASU 2017-01, an assessment was made as to whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If that screen is met, the set is not a business. In connection with the acquisition, substantially all of the fair value is concentrated in license and banking infrastructure. As such, the acquisition has been treated as an acquisition of Match assets and an assumption of Match liabilities.

Under the terms of the Match Agreement, the Company issued 70,000,000 shares of its common stock to the Match Shareholders to acquire 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match (the “Initial Transaction”). Also, in conjunction with the acquisition, the Company issued 100,000 shares of common stock to the Match Shareholders as consideration of an option during the period from May 29, 2021 through September 30, 2021 to acquire from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. The shares of common stock issued to the Match stockholders have been valued at $0.14 per share which was the closing price of the Company’s common stock on May 28, 2021, the date the acquisition closed.

The direct transaction costs have been classified as costs of acquisition.

The following summarizes total consideration transferred to the March Stockholders under the acquisition as well as the fair value of the assets acquired and liabilities assumed under the acquisition:

May 28, 2021
Assets acquired:
Cash	$21,370
Accounts receivable	46,602
Other current assets	142
Intangible assets	14,057,402
Total assets	14,125,516
Liabilities assumed:
Accounts payable and accrued liabilities	78,745
Total liabilities	78,745
Non-controlling interest	4,200,000
Purchase price	$9,846,771

The fair values of the current assets acquired and the current liabilities assumed were estimated to be equal to the carrying value on the books of the acquired entity. The acquisition cost of all other assets and liabilities acquired were allocated to those individual assets acquired and liabilities assumed, based on their estimated relative fair values. Upon completion of a third party valuation report being prepared in connection with the acquisition, the Company may adjust the estimated allocation to reflect the results of that valuation if there are material differences between the third party valuation and the Company’s estimated allocation.

NOTE 5 – INTANGIBLE ASSETS

In connection with the acquisition of Match (See Note 4), the valuation of identifiable intangible assets acquired, representing license and banking infrastructure. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Furthermore, the Company is in the process of having a third-party valuation firm conduct a valuation of the acquisition. As such, the Company’s valuation is preliminary and subject to change pending the results of the third-party valuation report.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (continued)

At June 30, 2021, intangible assets consisted of the following:

	Useful Life	June 30, 2021
License and banking infrastructure	10 Years	$14,057,402
Less: accumulated amortization		(117,145)
		$13,940,257

For the three and nine months ended June 30, 2021, amortization expense amounted to $117,145, which represented amortization from May 28, 2021 (the date of acquisition) to June 30, 2021. There was no comparable amortization prior to the date of acquisition.

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month ending June 30:	Amortization amount
2022	$1,405,740
2023	1,405,740
2024	1,405,740
2025	1,405,740
2026 and thereafter	8,317,297
$13,940,257

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2021 and September 30, 2020, accounts payable and accrued liabilities consisted of the following:

	June 30, 2021	September 30, 2020
Directors’ compensation	$160,537	$130,537
Professional fees	49,023	46,640
Accounts payable	44,568	-
Interest payable	-	35,229
Other	30,308	-
Total	$284,436	$212,406

NOTE 7 – SHARE CAPITAL

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

NOTE 7 – SHARE CAPITAL (continued)

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

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the three months ended June 30, 2021 and 2020, amortization of debt discount amounted to $400 and $572, respectively. For the nine months ended June 30, 2021 and 2020, amortization of debt discount amounted to $1,545 and $1,717, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the three months ended June 30, 2021 and 2020, dividends on redeemable preferred stock amounted to $750 and $938, respectively. For the nine months ended June 30, 2021 and 2020, dividends on redeemable preferred stock amounted to $2,625 and $2,813, respectively.

On June 7, 2021, the outstanding redeemable preferred stock of $250,000 and related accrued dividend of $37,854 were exchanged for 1,439,271 shares of the Company’s common stock.

Common stock issued for acquisition

On May 28, 2021, the Company issued 70,000,000 shares of its common stock to Match Shareholders for acquisition of 70% equity interest of Match. These shares were valued at $9,800,000, the fair market value on the grant date using the reported closing share price on the date of grant.

On May 28, 2021, the Company issued 100,000 shares of its common stock to Match Shareholders as consideration of an option commencing any time after the closing of the Initial Transaction to acquire from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. The 100,000 shares of the Company’s common stock were valued at $14,000, the fair market value on the grant date using the reported closing share price on the date of grant and were included in the costs of acquisition.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Revenue from related party and cost of revenue from related party

The Company’s general support services operate under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000.

The Company’s general support services operate under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000.

Both of the above entities are affiliates through common ownership.

During the three and nine months ended June 30, 2021 and 2020, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Service provided to:
TCM	$4,800,000	$4,800,000	$14,400,000	$14,400,000
	$4,800,000	$4,800,000	$14,400,000	$14,400,000

During the three and nine months ended June 30, 2021 and 2020, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$14,175,000	$14,175,000
	$4,725,000	$4,725,000	$14,175,000	$14,175,000

Due from affiliates

At June 30, 2021 and September 30, 2020, due from related parties consisted of the following:

	June 30, 2021	September 30, 2020
NUKK Capital (*)	$144,696	$144,696
TCM	2,473,177	3,565,076
Total	$2,617,873	$3,709,772

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent the Company’s prior investment in digital currency that was transferred to NUKK Capital in March 2019. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at June 30, 2021 and September 30, 2020. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At June 30, 2021 and September 30, 2020, due to related parties consisted of the following:

	June 30, 2021	September 30, 2020
Forexware LLC (*)	$579,229	$579,229
FXDIRECT	3,340,547	4,111,277
CMH	42,000	42,000
FXDD Trading (*)	471	471
Total	$3,962,247	$4,732,977

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, and FXDD Trading on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NOTE 9 – INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended June 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of June 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 10 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
Customer	2021	2020	2021	2020
A – related party	99.1%	100%	99.7%	100%

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, and accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at June 30, 2021, accounted for 97.7% of the Company’s total outstanding accounts receivable, and accounts receivable – related party at June 30, 2021.

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at September 30, 2020, accounted for 100.0% of the Company’s total outstanding accounts receivable – related party at September 30, 2020.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATIONS (continued)

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
Supplier	2021	2020	2021	2020
A – related party	99.4%	100%	99.8%	100%

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable, and accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at June 30, 2021, accounted for 98.7% of the Company’s total outstanding accounts payable, and accounts payable – related party at June 30, 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at September 30, 2020, accounted for 100.0% of the Company’s total outstanding accounts payable – related party at September 30, 2020.

NOTE 11 – NON-CONTROLLING INTEREST

As of June 30, 2021, several individuals aggregately owned 30% of the equity interests of Match, which is not under the Company’s control.

The following is a summary of non-controlling interest activities in the nine months ended June 30, 2021.

Amount
Non-controlling interest at September 30, 2020	$-
Non-controlling interest acquired on acquisition	4,200,000
Net income attributable to non-controlling interest	3,266
Foreign currency translation adjustment attributable to non-controlling interest	36
Non-controlling interest at June 30, 2021	$4,203,302

NOTE 12 – SEGMENT INFORMATION

For the three and nine months ended June 30, 2021, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party, and (2) the financial services segment, in which we provide financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa. For the three and nine months ended June 30, 2020, the Company operated in one reportable business segment – the general support services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and nine months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	41,602	-	41,602	-
Total	4,841,602	4,800,000	14,441,602	14,400,000

Costs of revenues
General support services	4,725,000	4,725,000	14,175,000	14,175,000
Financial services	27,636	-	27,636	-
Total	4,752,636	4,725,000	14,202,636	14,175,000

Gross profit
General support services	75,000	75,000	225,000	225,000
Financial services	13,966	-	13,966	-
Total	88,966	75,000	238,966	225,000

Operating expenses
Financial services	3,439	-	3,439	-
Corporate/Other	185,275	62,222	385,801	336,241
Total	188,714	62,222	389,240	336,241

Other income (expense)
Financial services	360	-	360	-
Corporate/Other	(1,150)	(1,286)	(4,170)	13,582
Total	(790)	(1,286)	(3,810)	13,582

Net income (loss)
General support services	75,000	75,000	225,000	225,000
Financial services	10,887	-	10,887	-
Corporate/Other	(186,425)	(63,508)	(389,971)	(322,659)
Total	(100,538)	11,492	(154,084)	(97,659)

Amortization
Corporate/Other	117,145	-	117,145	-
Total	$117,145	$-	$117,145	$-

Total assets at June 30, 2021 and September 30, 2020	June 30, 2021	September 30, 2020
Financial services	$76,927	$-
Corporate/Other	16,923,440	3,799,631
Total	$17,000,367	$3,799,631

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCY

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

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic, and governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic.

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

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG manages the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG holds all the IP addresses and all the software licenses in its name, and it holds all the IP rights to the brands such as Markets Direct and TCM. MDTG then leases out the rights to use these names/brands licenses to the appropriate entities.

On May 24, 2021, the Company and the shareholders (the “Match Shareholders”) of Match Financial Limited, a private limited company formed in England and Wales (“Match”) entered into a Purchase and Sale Agreement (the “Match Agreement”) pursuant to which the Company agreed to acquire 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). Further, the Match Agreement provided that the Company, in consideration of the issuance of 100,000 shares of common stock of the Company to the Match Shareholders, will have an option during the period from May 29, 2021 through September 30, 2021 to acquire from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. The closing date of the Initial Transaction occurred on May 28, 2021.

Critical Accounting Policies

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2021 and 2020 include valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Revenue Recognition

The Company accounts for revenue under the provisions of ASC Topic 606.

The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees to be recognized as expense in the statements of operations based on their grant date fair values.

Non-controlling Interest

As of June 30, 2021, several individuals aggregately owned 30% of the equity interests of Match Financial Limited, which is not under the Company’s control.

Results of Operations

Summary of Key Results

For the three and nine months ended June 30, 2021 versus the three and nine months ended June 30, 2020

Revenues

For both of the three months ended June 30, 2021 and 2020, we had revenue from general support services rendered to TCM under a GSA of $4,800,000. For both of the nine months ended June 30, 2021 and 2020, we had revenue from general support services rendered to TCM under a GSA of $14,400,000.

We had revenue from financial services commencing in May 2021. For the three and nine months ended June 30, 2021, we had revenue from financial services of $41,602, which represented revenue from May 28, 2021 (the date of acquisition) to June 30, 2021. We expect that our revenue from financial services will increase in the near future.

Costs of Revenues

For both of the three months ended June 30, 2021 and 2020, our cost of general support services was $4,725,000, which represented amount incurred for services rendered by FXDIRECT under a GSA. For both of the nine months ended June 30, 2021 and 2020, our cost of general support services was $14,175,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include consulting costs, banking, and trading fees incurred associated with delivery of our services.

Cost of financial services was $27,636 for the three and nine months ended June 30, 2021, which represented costs from May 28, 2021 (the date of acquisition) to June 30, 2021. There was no comparable revenue nor cost of revenue from our financial services operations prior to the date of acquisition.

Gross Profits

For both of the three months ended June 30, 2021 and 2020, our gross profit from general support services was $75,000, representing gross margin of 1.6%. For both of the nine months ended June 30, 2021 and 2020, our gross profit from general support services was $225,000, representing gross margin of 1.6%.

For the three and nine months ended June 30, 2021, our gross profit from financial services was $13,966, representing gross margin of 33.6%.

Operating Expenses

Operating expenses consisted of amortization of intangible assets, professional fees, and other general and administrative expenses.

Amortization of intangible assets

For the three and nine months ended June 30, 2021, our amortization of intangible assets amounted to $117,145, which represented amortization from May 28, 2021 (the date of acquisition) to June 30, 2021. There was no comparable amortization prior to the date of acquisition.

Professional fees

Professional fees for the three months ended June 30, 2021 versus the three months ended June 30, 2020, were $51,500 and $43,000, respectively. Professional fees for the nine months ended June 30, 2021 versus the nine months ended June 30, 2020, were $189,772 and $145,000, respectively. The increase was primarily attributable to the increase in professional service providers.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits and other miscellaneous items.

Total other general and administrative expenses for the three months ended June 30, 2021 versus the three months ended June 30, 2020, were $20,069 versus $19,222, respectively.

Total other general and administrative expenses for the nine months ended June 30, 2021 versus the nine months ended June 30, 2020, were $82,323 versus $191,241, respectively. The significant decrease was mainly due to the decrease in compensation and related benefits of approximately $114,000 resulting from the resignation of the director of crypto management on December 15, 2019.

Other (Expense) Income

Other (expense) income mainly included interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Other expense, net, totaled $790 for the three months ended June 30, 2021, as compared to $1,286 for the three months ended June 30, 2020, a change of $496.

Other expense, net, totaled $3,810 for the nine months ended June 30, 2021, as compared to other income, net, of $13,582 for the nine months ended June 30, 2020, a change of $17,392. The change for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 was primarily due to the gain recognized from digital currency asset.

Net (Loss) Income

As a result of the factors described above, our net loss was $(100,538) for the three months ended June 30, 2021, as compared with net income of $11,492 for the three months ended June 30, 2020, a change of $112,030, or 974.9%.

As a result of the factors described above, our net loss was $(154,084) for the nine months ended June 30, 2021, as compared with $(97,659) for the nine months ended June 30, 2020, a change of $56,425, or 57.8%.

Net Loss Attributable to Nukkleus Inc. Common Stockholders

The net loss attributable to Nukkleus Inc. common stockholders was $(103,804) or $(0.00) per share (basic and diluted) for the three months ended June 30, 2021, as compared with net income attributable to Nukkleus Inc. common stockholders of $11,492, or $0.00 per share (basic and diluted) for the three months ended June 30, 2020, a change of $115,296 or 1,003.3%.

The net loss attributable to Nukkleus Inc. common stockholders was $(157,350) or $(0.00) per share (basic and diluted) for the nine months ended June 30, 2021, as compared with $(97,659), or $(0.00) per share (basic and diluted) for the nine months ended June 30, 2020, a change of $59,691 or 61.1%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiary is the British Pound (“GBP”). The financial statements of our subsidiaries whose functional currency is the GBP are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $121 and $0 for the three months ended June 30, 2021 and 2020, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $121 and $0 for the nine months ended June 30, 2021 and 2020, respectively. This non-cash gain had the effect of decreasing/increasing our reported comprehensive loss/income.

Comprehensive (Loss) Income

As a result of our foreign currency translation adjustment, we had comprehensive loss of $100,417 and comprehensive income of $11,492 for the three months ended June 30, 2021 and 2020, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $153,963 and $97,659 for the nine months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2021 and September 30, 2020, we had cash balances of $364,777 and $82,849, respectively.

We had working capital deficit and accumulated deficit of $1,186,573 and $1,715,663, respectively, as of June 30, 2021.

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

Cash Flow for the Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Net cash flow provided by operating activities was $291,404 for the nine months ended June 30, 2021. These included changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition, totaling approximately $327,000, and the non-cash item mainly consisting of amortization of intangible assets of approximately $117,000, offset by consolidated net loss of approximately $154,000.

Net cash flow provided by operating activities was $31,693 for the nine months ended June 30, 2020. These included changes in operating assets and liabilities totaling approximately $146,000, offset by net loss of approximately $98,000 and the non-cash item mainly consisting of a gain on digital currency of approximately $18,000.

Net cash flow used in investing activities was $9,302 for the nine months ended June 30, 2021. During the nine months ended June 30, 2021, we made payments for acquisition of approximately $31,000, offset by cash acquired on acquisition of approximately $21,000.

There was no investing activity during the nine months ended June 30, 2020.

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

Contractual Obligations

As of June 30, 2021, we had no material contractual obligations.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of June 30, 2021, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock issued for redeemable preferred stock conversion and related dividend

On June 7, 2021, the outstanding redeemable preferred stock of $250,000 and related accrued dividend of $37,854 were exchanged for 1,439,271 shares of the Company’s common stock.

Common stock issued for acquisition

On May 28, 2021, the Company issued 70,000,000 shares of its common stock to Match Shareholders for acquisition of 70% equity interest of Match. These shares were valued at $9,800,000, the fair market value on the grant date using the reported closing share price on the date of grant.

On May 28, 2021, the Company issued 100,000 shares of its common stock to Match Shareholders as consideration of an option commencing any time after the closing of the Initial Transaction to acquire from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. The 100,000 shares of the Company’s common stock were valued at $14,000, the fair market value on the grant date using the reported closing share price on the date of grant and were included in the costs of acquisition.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Purchase and Sale Agreement by and between Nukkleus, Inc. and Michael Stephen Greenacre; Nicholas Aaron Gregory; Jamal Khurshid; Travers David Lee; Azam Shah; Craig Iain Vallis; Bertram Bartholomew Worsley; and Oliver James Worsley dated May 24, 2021 (10)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

21.1	List of Subsidiaries (9)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 28. 2020.
(10)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman