Form 10-K
period 2021-09-30
Nukkleus Inc.
filed 2021-12-29
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,420,000 as of March 31, 2021, based upon the closing stock price $0.23 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 29, 2021
Common Stock, $0.0001 par value per share	332,024,371 shares

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

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. Match is engaged in providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa.

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Transaction will be entered between the Company and the New Jacobi Shareholders. The Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

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

Employees

As of the date of this filing, we have 12 employees, among which, 11 employees work for Digital RFQ Ltd. and 1 employee works for Nukkleus Inc. Through our relationship with FXDIRECT, we have access to approximately 30 account managers who speak over 10 different languages, and FXDIRECT has contractual relationships with hundreds of referring brokers in at least twenty different countries. It also has contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as it expands activities and brings new projects online.

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

Additional financing may not be available when needed or may not be available on terms favorable to us. If funding requirements are met by way of additional debt financing, we may have restrictions placed on us through such debt financing arrangements which may:

●	limit our ability to pay dividends or require us to seek consents for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●	limit our ability to pursue our business strategies;

●	require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of our cash flow to fund capital expenditure, working capital requirements and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

In April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim at trial, the date for which has not yet been set.

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

Quarterly ended	Low Price	High Price
December 31, 2019	$0.05	$0.12
March 31, 2020	$0.02	$0.41
June 30, 2020	$0.05	$0.10
September 30, 2020	$0.05	$0.07
December 31, 2020	$0.04	$0.09
March 31, 2021	$0.04	$2.05
June 30, 2021	$0.14	$0.51
September 30, 2021	$0.06	$2.29

Holders of Our Common Stock

As of December 29, 2021, there were 53 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Stock Option Grants

The Company granted an option to acquire 1,000,000 shares of common stock at an exercise price of $2.50 per share to a consultant. The option’s life is five years.

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

Recent Sales of Unregistered Securities

Except as set forth below, the Company has not sold unregistered securities during the fiscal year ended September 30, 2021 and through the date hereof.

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On May 28, 2021, the Company issued 100,000 shares of its common stock to Match Shareholders as consideration of an option commencing any time after the closing of the Initial Transaction to acquire from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company.

On June 7, 2021, the outstanding redeemable preferred stock of $250,000 and related accrued dividend of $37,854 were exchanged for 1,439,271 shares of the Company’s common stock.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D and Regulation S promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions, or were non-U.S. persons. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals represented that they were each and “accredited investor” as defined in Regulation D or non-U.S. person as defined in Regulation S at the time of issuance of the securities, and that it was acquiring such securities for its own account and not for distribution. All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report.

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

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. Match is engaged in providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa.

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Transaction will be entered between the Company and the New Jacobi Shareholders. The Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2021 and 2020 include the initial valuation and useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Intangible Assets

Intangible assets consist of license and banking infrastructure, which are being amortized on a straight-line method over the estimated useful life of 10 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of September 30, 2021. For the years ended September 30, 2021 and 2020, no impairment of long-lived assets was recognized.

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

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model.

Results of Operations

Summary of Key Results

For the year ended September 30, 2021 versus the year ended September 30, 2020

Revenues

For both of the years ended September 30, 2021 and 2020, we had revenue from general support services rendered to TCM under a GSA of $19,200,000.

We had revenue from financial services commencing in May 2021. For the year ended September 30, 2021, we had revenue from financial services of $86,964, which represented revenue from May 28, 2021 (the date the Company acquired a controlling interest in Match) to September 30, 2021. We expect that our revenue from financial services will increase in the near future.

Costs of Revenues

For both of the years ended September 30, 2021 and 2020, our cost of general support services was $18,900,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include consulting costs, banking, and trading fees incurred associated with delivery of our services.

Cost of financial services was $293,011 for the year ended September 30, 2021, which represented costs from May 28, 2021 (the date the Company acquired a controlling interest in Match) to September 30, 2021. There was no comparable revenue nor cost of revenue from our financial services operations prior to the date the Company acquired a controlling interest in Match.

Gross Profit (Loss)

For both of the years ended September 30, 2021 and 2020, our gross profit from general support services was $300,000, representing gross margin of 1.6%.

For the year ended September 30, 2021, our gross loss from financial services was $206,047, representing gross margin of (236.9)%.

Operating Expenses

Operating expenses consisted of professional fees, amortization of intangible assets, and other general and administrative expenses.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, advisory fees. Professional fees for the year ended September 30, 2021 versus the year ended September 30, 2020, were $396,277 and $188,000, respectively. The increase was primarily attributable to the increase in professional service providers.

Amortization of intangible assets

For the year ended September 30, 2021, our amortization of intangible assets amounted to $469,286, which represented amortization from May 28, 2021 (the date the Company acquired a controlling interest in Match to September 30, 2021. There was no comparable amortization prior to the date the Company acquired a controlling interest in Match.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits and other miscellaneous items.

Total other general and administrative expenses for the year ended September 30, 2021 versus the year ended September 30, 2020, were $160,794 versus $225,115, respectively. The decrease was mainly due to a decrease in compensation and related benefits of approximately $114,000 resulting from the resignation of the director of crypto management on December 15, 2019, offset by an increase in other miscellaneous items of approximately $50,000.

Other (Expense) Income

Other (expense) income mainly included interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Other expense, net, totaled $4,442 for the year ended September 30, 2021, as compared to other income, net, of $12,553 for the year ended September 30, 2020, a change of $16,995. The change was primarily due to the gain recognized from digital currency asset.

Net Loss

As a result of the factors described above, our net loss was $936,846, or $0.00 per share (basic and diluted), for the year ended September 30, 2021, as compared with a net loss of $100,562, or $0.00 per share (basic and diluted), for the year ended September 30, 2020, a change of $836,284, or 831.6%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiaries is the British Pound (“GBP”). The financial statements of our subsidiaries whose functional currency is the GBP are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $8,440 and $0 for the year ended September 30, 2021 and 2020, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $928,406 and $100,562 for the years ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2021 and 2020, we had cash balances of $355,673 and $82,849, respectively. We had working capital deficit of $1,594,793 as of September 30, 2021.

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

Cash Flow for the Year Ended September 30, 2021 Compared to the Year Ended September 30, 2020

Net cash flow provided by operating activities was $295,887 for the year ended September 30, 2021. These included changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition, totaling approximately $721,000, and the non-cash items mainly consisting of amortization of intangible assets of approximately $469,000 and stock-based compensation of approximately $42,000, offset by consolidated net loss of approximately $937,000.

Net cash flow provided by operating activities was $59,335 for the year ended September 30, 2020. These included changes in operating assets and liabilities totaling approximately $176,000, offset by consolidated net loss of approximately $101,000 and the non-cash item mainly consisting of a gain on digital currency of approximately $19,000.

Net cash flow used in investing activities was $23,302 for the year ended September 30, 2021. During the year ended September 30, 2021, we made payments for acquisition of approximately $45,000, offset by cash acquired on acquisition of approximately $21,000.

There was no investing activity during the year ended September 30, 2020.

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

We need to either borrow funds or raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth. However, CMH has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of September 30, 2021, we had no material contractual obligations other than: FXDirectDealer LLC receives a minimum of $1,575,000 per month and such obligation may be terminated by the Company upon providing 90 days’ notice.

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

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiaries (the "Company") as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Saddle Brook, New Jersey

December 29, 2021

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$355,673	$82,849
Accounts receivable	57,953	-
Due from affiliates	2,617,873	3,709,772
Prepaid expense and other current assets	12,221	7,010

TOTAL CURRENT ASSETS	3,043,720	3,799,631

NON-CURRENT ASSETS:
Intangible assets, net	13,616,116	-

TOTAL NON-CURRENT ASSETS	13,616,116	-

TOTAL ASSETS	$16,659,836	$3,799,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to affiliates	$4,257,792	$4,732,977
Accounts payable and accrued liabilities	380,721	212,406
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $1,545) at September 30, 2020	-	248,455

TOTAL CURRENT LIABILITIES	4,638,513	5,193,838

TOTAL LIABILITIES	4,638,513	5,193,838

CONTINGENCY - (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at September 30, 2021 and 2020)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 332,024,371 and 230,485,100 shares issued and outstanding at September 30, 2021 and 2020, respectively)	33,203	23,049
Additional paid-in capital	14,474,839	141,057
Accumulated deficit	(2,495,159)	(1,558,313)
Accumulated other comprehensive income - foreign currency translation adjustment	8,440	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,021,323	(1,394,207)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,659,836	$3,799,631

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended September 30,
	2021	2020

REVENUES
Revenue - general support services - related party	$19,200,000	$19,200,000
Revenue - financial services	86,964	-
Total revenues	19,286,964	19,200,000

COSTS OF REVENUES
Cost of revenue - general support services - related party	18,900,000	18,900,000
Cost of revenue - financial services	293,011	-
Total costs of revenues	19,193,011	18,900,000

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	300,000	300,000
Gross loss - financial services	(206,047)	-
Total gross profit	93,953	300,000

OPERATING EXPENSES:
Professional fees	396,277	188,000
Amortization of intangible assets	469,286	-
Other general and administrative	160,794	225,115

Total operating expenses	1,026,357	413,115

LOSS FROM OPERATIONS	(932,404)	(113,115)

OTHER (EXPENSE) INCOME:
Interest expense on redeemable preferred stock	(2,625)	(3,750)
Amortization of debt discount	(1,545)	(2,290)
Gain on digital currency	-	18,593
Other expense	(272)	-

Total other (expense) income, net	(4,442)	12,553

LOSS BEFORE INCOME TAXES	(936,846)	(100,562)

INCOME TAXES	-	-

NET LOSS	$(936,846)	$(100,562)

COMPREHENSIVE LOSS:
NET LOSS	$(936,846)	$(100,562)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	8,440	-
COMPREHENSIVE LOSS	(928,406)	(100,562)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	257,771,553	230,485,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended September 30, 2021 and 2020

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders'
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$-	$(1,293,645)

Net loss for the year	-	-	-	-	-	(100,562)	-	(100,562)

Balance as of September 30, 2020	-	-	230,485,100	23,049	141,057	(1,558,313)	-	(1,394,207)

Common stock issued in connection with acquisition	-	-	100,100,000	10,010	14,003,990	-	-	14,014,000

Common stock issued for redeemable preferred stock conversion and related dividend	-	-	1,439,271	144	287,710	-	-	287,854

Stock-based compensation	-	-	-	-	42,082	-	-	42,082

Net loss for the year	-	-	-	-	-	(936,846)	-	(936,846)

Foreign currency translation adjustment	-	-	-	-	-	-	8,440	8,440

Balance as of September 30, 2021	-	$-	332,024,371	$33,203	$14,474,839	$(2,495,159)	$8,440	$12,021,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936,846)	$(100,562)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization of debt discount	1,545	2,290
Amortization of intangible assets	469,286	-
Stock-based compensation	42,082	-
Gain on digital currency	-	(18,593)
Provision for bad debt	12	-
Unrealized foreign currency exchange gain	(761)	-
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(12,972)	-
Prepaid expense and other current assets	(5,110)	(334)
Due from affiliates	1,091,899	(3,501,171)
Due to affiliates	(466,959)	3,672,793
Accounts payable and accrued liabilities	113,711	14,912
Accrued liabilities - related party	-	(10,000)

Net cash provided by operating activities	295,887	59,335

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired on acquisition	21,371	-
Payments for acquisition	(44,673)	-

Net cash used in investing activities	(23,302)	-

EFFECT OF EXCHANGE RATE ON CASH	239	-

NET INCREASE IN CASH	272,824	59,335

Cash - beginning of year	82,849	23,514

Cash - end of year	$355,673	$82,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisition	$14,014,000	$-
Common stock issued for redeemable preferred stock conversion and related dividend	$287,854	$-
Cost of acquisition in accrued liabilities	$16,098	$-
Investment - digital currency received from affiliates	$-	$17,197
Investment - digital currency transferred to affiliates	$-	$204,721

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

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. Match is engaged in providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa.

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Transaction will be entered between the Company and the New Jacobi Shareholders. The Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world's first tier one Bitcoin ETF.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the year ended September 30, 2021 of $936,846, and had a working capital deficit of $1,594,793 at September 30, 2021. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

The Company’s consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. These accounts were prepared under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended September 30, 2021 and 2020 include the initial valuation and useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Cash and cash equivalents

At September 30, 2021 and 2020, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2021		September 30, 2020
United States	$327,443	92.1%	$82,675	99.8%
England	28,056	7.9%	-	-
Malta	174	0.0%	174	0.2%
Total cash	$355,673	100.0%	$82,849	100.0%

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents (continued)

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2021 and 2020.

Credit risk and uncertainties

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2021, the Company’s cash balances in United States bank accounts had approximately $77,000 in excess of the federally-insured limits.

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at September 30, 2021. The Company historically has not experienced significant uncollectible accounts receivable.

Prepaid expense and other current assets

Prepaid expense and other current assets primarily consist of prepaid OTC Markets listing fees, which are recognized as expense over the related listing periods. As of September 30, 2021 and 2020, prepaid expense and other current assets amounted to $12,221 and $7,010, respectively.

Intangible assets

Intangible assets consist of license and banking infrastructure, which are being amortized on a straight-line method over the estimated useful life of 10 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of September 30, 2021. For the years ended September 30, 2021 and 2020, no impairment of long-lived assets was recognized.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company accounts for revenue under the provisions of ASC Topic 606.

The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa

In the following table, revenues are disaggregated by segment for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
Revenue Stream	2021	2020
General support services	$19,200,000	$19,200,000
Financial services	86,964	-
Total revenues	$19,286,964	$19,200,000

Advertising costs

All costs related to advertising are expensed as incurred. For the years ended September 30, 2021 and 2020, advertising costs amounted to $17,874 and $0, respectively, which was included in other general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model.

Income taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Foreign currency translation

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiaries is the British Pound (“GBP”). Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated using average rates during each reporting period, and shareholders’ equity is translated at historical exchange rates. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss.

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

Asset and liability accounts at September 30, 2021 were translated at 0.7426 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the period from May 28, 2021 through September 30, 2021 was 0.7224 GBP to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the year ended September 30, 2021 consisted of net loss and unrealized gain from foreign currency translation adjustment.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method) and the conversion of Series A preferred stock (using the if-converted method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended September 30,
	2021	2020
Stock options	1,000,000	-
Convertible preferred stock	1,250,000	1,250,000
Potentially dilutive securities	2,250,000	1,250,000

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION

As described in Note 1, in fiscal year 2021, the Company completed its acquisition of Match in accordance with the terms of the Match Agreement. To determine the accounting for this transaction under ASU 2017-01, an assessment was made as to whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If that screen is met, the set is not a business. In connection with the acquisition, substantially all of the fair value is concentrated in license and banking infrastructure. As such, the acquisition has been treated as an acquisition of Match assets and an assumption of Match liabilities.

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. The shares of common stock issued to the Match stockholders have been valued at $0.14 per share which was the closing price of the Company’s common stock on May 28, 2021, the date the Initial Transaction closed.

The direct transaction costs have been classified as costs of acquisition.

The following summarizes total consideration transferred to the March Stockholders under the acquisition as well as the fair value of the assets acquired and liabilities assumed under the acquisition:

May 28, 2021
Assets acquired:
Cash	$21,370
Accounts receivable	46,602
Other current assets	142
Intangible assets	14,010,631
Total assets	14,078,745
Liabilities assumed:
Accounts payable and accrued liabilities	78,745
Total liabilities	78,745
Purchase price	$14,000,000

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

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the valuation of identifiable intangible assets acquired (See Note 4), representing license and banking infrastructure, was completed. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Furthermore, the Company is in the process of having a third-party valuation firm conduct a valuation of the acquisition. As such, the Company’s valuation is preliminary and subject to change pending the results of the third-party valuation report.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (continued)

At September 30, 2021, intangible assets consisted of the following:

	Useful Life	September 30, 2021
License and banking infrastructure	10 Years	$14,085,402
Less: accumulated amortization		(469,286)
		$13,616,116

For the year ended September 30, 2021, amortization expense amounted to $469,286, which represented amortization from May 28, 2021 (the date of acquisition) to September 30, 2021. There was no comparable amortization prior to the date of acquisition.

Amortization of intangible assets attributable to future periods is as follows:

For the twelve-month period ending September 30:	Amortization amount
2022	$1,408,540
2023	1,408,540
2024	1,408,540
2025	1,408,540
2026 and thereafter	7,981,956
$13,616,116

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2021 and 2020, accounts payable and accrued liabilities consisted of the following:

	September 30, 2021	September 30, 2020
Directors’ compensation	$170,538	$130,537
Professional fees	125,697	46,640
Accounts payable	54,831	-
Interest payable	-	35,229
Other	29,655	-
Total	$380,721	$212,406

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHARE CAPITAL (continued)

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

The $1,000,000 of proceeds received was allocated to the common stock and Series A preferred stock according to their relative fair values determined at the time of issuance, and as a result, the Company recorded a total discount of $45,793 on the Series A preferred stock, which is being amortized to interest expense to the date of redemption. For the years ended September 30, 2021 and 2020, amortization of debt discount amounted to $1,545 and $2,290, respectively.

The terms of the Series A preferred stock issued represent mandatory redeemable shares, with a fixed redemption date (in 5 years) and the Company has a choice of redeeming the instrument either in cash or a variable number of shares of common stock based on a formula in the certificate of designation. The conversion price has a floor of $0.20 per share. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense. For the years ended September 30, 2021 and 2020, dividends on redeemable preferred stock amounted to $2,625 and $3,750, respectively.

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

On August 30, 2021, the Company exercised its option, pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. These shares were valued at $4,200,000, the fair market value on the grant date using the reported closing share price on the date of grant.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHARE CAPITAL (continued)

Options

The Company did not have any options activity during the year ended September 30, 2020.

During the year ended September 30, 2021, in connection with a service agreement, the Company granted 1,000,000 stock options at a fixed exercise price of $2.50 to a service provider. The fair value of options granted to the service provider were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 202.82%, risk-free rate of 0.83%, annual dividend yield of 0%, and expected life of 5.00 years. The fair value of the options granted was $1,514,982.

Stock-based compensation expense associated with stock options granted amounted to $42,082, which was recorded as professional fees for the year ended September 30, 2021.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2021:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2021	Remaining Contractual Life (Years)	Number Exercisable at September 30, 2021	Exercise Price
$2.50	1,000,000	4.97	-	$-

Stock option activities for the year ended September 30, 2021 were as follows:

	Number of Options	Exercise Price
Outstanding at October 1, 2020	-	$-
Granted	1,000,000	2.50
Terminated / Exercised / Expired	-	-
Outstanding at September 30, 2021	1,000,000	$2.50
Options exercisable at September 30, 2021	-	$-
Options expected to vest	1,000,000	$2.50

The aggregate intrinsic value of stock options outstanding at September 30, 2021 was $0.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2021 and changes during the year ended September 30, 2021 is presented below:

	Number of Options	Exercise Price
Nonvested at October 1, 2020	-	$-
Granted	1,000,000	2.50
Vested	-	-
Nonvested at September 30, 2021	1,000,000	$2.50

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The components for net income (loss) for the years ended September 30, 2021 and 2020 was as follows:

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
United States	$(620,481)	$31,292
Bermuda	-	-
Malta	(26,102)	(131,854)
United Kingdom	(290,263)	-
Total	$(936,846)	$(100,562)

The components of income taxes expense (benefit) for the years ended September 30, 2021 and 2020 consisted of the following:

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Current:
Federal	$-	$-
State	-	-
Malta	-	-
United Kingdom	-	-
Total current income taxes expense	$-	$-
Deferred:
Federal	$(201,703)	$7,643
State	(38,419)	1,456
Malta	(9,136)	(46,149)
United Kingdom	(55,150)	-
Total deferred income taxes (benefit)	$(304,408)	$(37,050)
Change in valuation allowance	304,408	37,050
Total income taxes expense	$-	$-

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Statutory federal income tax rate	21.0%	21.0%
State tax	2.6%	(1.5)%
Non-U.S. income taxed at different rates	(0.2)%	18.4%
Permanent differences	(0.1)%	(1.3)%
Valuation allowance	(23.3)%	(36.6)%
Effective tax rate	0.0%	0.0%

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (continued)

The components of the Company’s net deferred tax assets as of September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Deferred tax assets (liabilities):
Loss carry-forwards	$577,215	$293,328
Accrued directors’ compensation	42,635	32,635
Stock-based compensation	10,521	-
Valuation allowance	(630,371)	(325,963)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2021 and 2020 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

As of September 30, 2021, the Company had $1,373,304 in U.S. federal net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $337,605 of the net operating loss carry-forwards will expire in fiscal years 2035 through 2038. The remaining net operating loss carry-forwards do not expire. In addition, the Company has net operating losses in Malta totaling $503,647 with no expiration date.

As of September 30, 2021 and 2020, the Company did not identify any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2021 and 2020.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities, generally for three years after they are filed. The Company is not subject to income taxes in Bermuda. The Company’s 2018 through 2021 tax years are subject to examination.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the years ended September 30, 2021 and 2020, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Service provided to:
TCM	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2021 and 2020, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Service received from:
FXDIRECT	$18,900,000	$18,900,000
	$18,900,000	$18,900,000

Due from affiliates

At September 30, 2021 and 2020, due from related parties consisted of the following:

	September 30, 2021	September 30, 2020
NUKK Capital (*)	$144,696	$144,696
TCM	2,473,177	3,565,076
Total	$2,617,873	$3,709,772

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent the Company’s prior investment in digital currency that was transferred to NUKK Capital in March 2019. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at September 30, 2021 and 2020. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At September 30, 2021 and 2020, due to related parties consisted of the following:

	September 30, 2021	September 30, 2020
Forexware LLC (*)	$579,229	$579,229
FXDIRECT	3,341,893	4,111,277
CMH	42,000	42,000
FXDD Trading (*)	294,670	471
Total	$4,257,792	$4,732,977

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates (continued)

The balances of due to related parties represent expenses paid by Forexware LLC, FXDIRECT, and FXDD Trading on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

The related parties’ payables are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NOTE 10 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended September 30, 2021 and 2020.

	Years Ended September 30,
Customer	2021	2020
A – related party	99.5%	100%

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, and accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at September 30, 2021, accounted for 97.8% of the Company’s total outstanding accounts receivable, and accounts receivable – related party at September 30, 2021.

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at September 30, 2020, accounted for 100.0% of the Company’s total outstanding accounts receivable – related party at September 30, 2020.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the years ended September 30, 2021 and 2020.

	Years Ended September 30,
Supplier	2021	2020
A – related party	98.5%	100%

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable, and accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at September 30, 2021, accounted for 98.8% of the Company’s total outstanding accounts payable, and accounts payable – related party at September 30, 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at September 30, 2020, accounted for 100.0% of the Company’s total outstanding accounts payable – related party at September 30, 2020.

NOTE 11 – SEGMENT INFORMATION

For the year ended September 30, 2021, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party, and (2) the financial services segment, in which we provide financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa. For the year ended September 30, 2020, the Company operated in one reportable business segment – the general support services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 –SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the years ended September 30, 2021 and 2020 was as follows:

	Years Ended September 30,
	2021	2020
Revenues
General support services	$19,200,000	$19,200,000
Financial services	86,964	-
Total	19,286,964	19,200,000

Costs of revenues
General support services	18,900,000	18,900,000
Financial services	293,011	-
Total	19,193,011	18,900,000

Gross profit (loss)
General support services	300,000	300,000
Financial services	(206,047)	-
Total	93,953	300,000

Operating expenses
Financial services	553,230	-
Corporate/Other	473,127	413,115
Total	1,026,357	413,115

Other (expense) income
Financial services	(272)	-
Corporate/Other	(4,170)	12,553
Total	(4,442)	12,553

Net income (loss)
General support services	300,000	300,000
Financial services	(759,549)	-
Corporate/Other	(477,297)	(400,562)
Total	(936,846)	(100,562)

Amortization
Financial services	469,286	-
Total	$469,286	$-

Total assets at September 30, 2021 and 2020	September 30, 2021	September 30, 2020
Financial services	$13,703,140	$-
Corporate/Other	2,956,696	3,799,631
Total	$16,659,836	$3,799,631

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY

In April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. The Company maintains that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim at trial, the date for which has not yet been set.

NOTE 13 – SUBSEQUENT EVENTS

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Transaction will be entered between the Company and the New Jacobi Shareholders. The Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world's first tier one Bitcoin ETF.

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

As of September 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Emil Assentato	72	Chief Executive Officer, Chief Financial Officer and Chairman
Craig Marshak	62	Director
Jamal “Jamie” Khurshid	45	Chief Operating Officer

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

Jamal “Jamie” Khurshid was appointed as Chief Operating Officer of the Company on August 2, 2021. An investment banker for over 20 years at Goldman Sachs, Credit Suisse and Royal Bank of Scotland before joining Cinnober Financial Technology, the world’s leading independent exchange and clearing house technology provider, as a senior partner where Mr. Khurshid served from 2013 to 2018. In 2018, Mr. Khurshid co-founded digital RFQ, a leading digital asset execution service. From 2020 through 2021, Mr. Khurshid served as the COO of Droit Financial Technology, an enterprise technology firm. Since 2021, Mr. Khurshid has served as CEO of Jacobi Asset Management, Europe’s first Bitcoin ETF founded by Mr. Khurshid. In 1997, Mr. Khurshid graduated from the University of Reading with a Bachelor of Scient in Environmental Science. Mr. Khurshid was voted by financial news as one of the top 40 under 40 in European trading and technology (2014) and ranked in the ‘Exchange invest’ Top 1000 most influential people in global financial markets in 2017.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended September 30, 2021, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Possible Potential Conflicts

Our shares are quoted on OTC Pink which does not currently have any director independence requirements.

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

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended September 30, 2021 or who earned compensation exceeding $100,000 during fiscal year 2021 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and principal position	Fiscal year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Emil Assentato	2021	20,000	-	-	-	-	-	-	20,000
CEO	2020	20,000	-	-	-	-	-	-	20,000

Jamal “Jamie” Khurshid	2021	43,498	-	-	-	-	-	-	43,498
COO	2020	-	-	-	-	-	-	-	-

(*)	Mr. Khurshid was appointed as our Chief Operating Officer on August 2, 2021.

Employment Agreements

On September 23, 2021, the Company entered into a Consultancy Agreement with Jamal “Jamie” Khurshid, the Company’s COO. Pursuant to the agreement, Mr. Khurshid is employed as Chief Operating Officer of the Company unless terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Khurshid is entitled to two hundred and fifteen thousand Euro (€215,000) annually.

Grants of Plan Based Awards

We did not grant any option to our Executive Officers in the fiscal year ended September 30, 2021.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended September 30, 2021.

Outstanding Equity Awards

There were no outstanding equity awards as of September 30, 2021.

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

Director Compensation

Director service fees earned by our current directors, both Mr. Assentato and Mr. Marshak, for the year ended September 30, 2021 amounted to $20,000, for a total of $40,000 in accordance with their letter agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 27, 2021 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. As of December 27, 2021, we had 332,024,371 shares of common stock issued and outstanding.

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

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage
Emil Assentato * (1)	212,224,411	63.7%
Jamal Khurshid *	37,103,039	11.1%
Craig Marshak *	482,080	**
All officers and directors as a group (3 persons)	249,809,530	75.0%

5% or greater beneficial owners:
Craig Iain Vallis	18,247,396	5.5%
Oliver James Worsley	18,247,396	5.5%
5% or greater beneficial owners as a group	36,494,792	11.0%

*	Officer and/or director of our company
**	Less than 1%
(1)	Represent 212,224,411 shares owned by Global Elite Holdings Ltd. which is wholly-owned by an entity that is majority-owned by Emil Assentato, our CEO, CFO and Chairman.

Except as otherwise indicated, the address of each beneficial owner is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.

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

During the years ended September 30, 2021 and 2020, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Service provided to:
TCM	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2021 and 2020, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Service received from:
FXDIRECT	$18,900,000	$18,900,000
	$18,900,000	$18,900,000

Due from affiliates

At September 30, 2021 and 2020, due from related parties consisted of the following:

	September 30, 2021	September 30, 2020
NUKK Capital (*)	$144,696	$144,696
TCM	2,473,177	3,565,076
Total	$2,617,873	$3,709,772

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balances of due from NUKK Capital represent the Company’s prior investment in digital currency that was transferred to NUKK Capital in March 2019. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at September 30, 2021 and 2020. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At September 30, 2021 and 2020, due to related parties consisted of the following:

	September 30, 2021	September 30, 2020
Forexware LLC (*)	$579,229	$579,229
FXDIRECT	3,341,893	4,111,277
CMH	42,000	42,000
FXDD Trading (*)	294,670	471
Total	$4,257,792	$4,732,977

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. served as our independent auditors for the years ended September 30, 2021 and 2020. The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended September 30, 2021	Year Ended September 30, 2020
Audit Fees	$102,500	$92,000
Audit Related Fees	-	-
Tax Fees	5,500	5,800
All Other Fees	-	-
Total	$108,000	$97,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Asset Purchase Agreement dated May 24, 2016, by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (1)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

10.14	Purchase and Sale Agreement by and between Nukkleus Inc. and Michael Stephen Greenacre, Nicholas Aaron Gregory, Jamal Khurshid, Travers David Lee, Azam Shah, Craig Iain Vallis, Bertram Bartholomew Worsley and Oliver James Worsley dated May 24, 2021 (9)

10.15	Stock Option Exercise Agreement by and between Nukkleus Inc. and Michael Stephen Greenacre, Nicholas Aaron Gregory, Jamal Khurshid, Travers David Lee, Azam Shah, Craig Iain Vallis, Bertram Bartholomew Worsley and Oliver James Worsley dated August 30, 2021 (10)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed along with this document
(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 29, 2021.
(10)	Incorporated by reference to the Form 8K Current Report filed with the SEC on September 2, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: December 29, 2021	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer),	December 29, 2021
Chief Financial Officer (Principal Financial Officer) and Chairman

/s/ Jamal “Jamie” Khurshid	Chief Operating Officer	December 29, 2021

/s/ Craig Marshak	Director	December 29, 2021