Form 10-Q
period 2021-12-31
Nukkleus Inc.
filed 2022-02-14
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

212-791-4663

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 14, 2022
Common Stock, $0.0001 par value per share	352,024,371 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$50,623	$355,673
Accounts receivable	55,836	57,953
Due from affiliates	2,614,399	2,617,873
Prepaid expense and other current assets	12,588	12,221

TOTAL CURRENT ASSETS	2,733,446	3,043,720

NON-CURRENT ASSETS:
Investment, at cost	6,602,000	-
Intangible assets, net	9,842,542	13,616,116

TOTAL NON-CURRENT ASSETS	16,444,542	13,616,116

TOTAL ASSETS	$19,177,988	$16,659,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to affiliates	$4,405,265	$4,257,792
Accounts payable and accrued liabilities	579,351	380,721

TOTAL CURRENT LIABILITIES	4,984,616	4,638,513

TOTAL LIABILITIES	4,984,616	4,638,513

CONTINGENCY - (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at December 31, 2021 and September 30, 2021)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 352,024,371 and 332,024,371 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively)	35,203	33,203
Additional paid-in capital	18,591,954	14,474,839
Accumulated deficit	(4,439,998)	(2,495,159)
Accumulated other comprehensive income - foreign currency translation adjustment	6,213	8,440

TOTAL STOCKHOLDERS’ EQUITY	14,193,372	12,021,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,177,988	$16,659,836

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,
	2021	2020

REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000
Revenue - financial services	329,015	-
Total revenues	5,129,015	4,800,000

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000
Cost of revenue - financial services	160,842	-
Total costs of revenues	4,885,842	4,725,000

GROSS PROFIT
Gross profit - general support services - related party	75,000	75,000
Gross profit - financial services	168,173	-
Total gross profit	243,173	75,000

OPERATING EXPENSES:
Professional fees	921,732	86,772
Amortization of intangible assets	911,943	-
Other general and administrative	353,121	40,313

Total operating expenses	2,186,796	127,085

LOSS FROM OPERATIONS	(1,943,623)	(52,085)

OTHER EXPENSE:
Other expense	(1,216)	(1,510)

Total other expense	(1,216)	(1,510)

LOSS BEFORE INCOME TAXES	(1,944,839)	(53,595)

INCOME TAXES	-	-

NET LOSS	$(1,944,839)	$(53,595)

COMPREHENSIVE LOSS:
NET LOSS	$(1,944,839)	$(53,595)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(2,227)	-
COMPREHENSIVE LOSS	$(1,947,066)	$(53,595)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	335,720,023	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2021

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2021	-	$-	332,024,371	$33,203	$14,474,839	$(2,495,159)	$8,440	$12,021,323

Adjustment for assets acquisition	-	-	-	-	(2,861,631)	-	-	(2,861,631)

Common stock issued in connection with cost method investment	-	-	20,000,000	2,000	6,600,000	-	-	6,602,000

Stock-based compensation	-	-	-	-	378,746	-	-	378,746

Net loss for the three months ended December 31, 2021	-	-	-	-	-	(1,944,839)	-	(1,944,839)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,227)	(2,227)

Balance as of December 31, 2021	-	$-	352,024,371	$35,203	$18,591,954	$(4,439,998)	$6,213	$14,193,372

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

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,944,839)	$(53,595)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	-	572
Amortization of intangible assets	911,943	-
Stock-based compensation and service expense	378,746	-
Provision for bad debt	-	12
Changes in operating assets and liabilities:
Accounts receivable	2,397	-
Prepaid expense and other current assets	(355)	2,125
Due from affiliates	3,474	291,899
Due to affiliates	145,999	(271,730)
Accounts payable and accrued liabilities	197,371	38,210

Net cash (used in) provided by operating activities	(305,264)	7,493

EFFECT OF EXCHANGE RATE ON CASH	214	-

NET (DECREASE) INCREASE IN CASH	(305,050)	7,493

Cash - beginning of period	355,673	82,849

Cash - end of period	$50,623	$90,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$6,602,000	$-

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

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On December 30, 2021, the Company and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement) pursuant to which the Company agreed to acquire 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of 15,151,515 shares of common stock of the Company (the “Digiclear Transaction”). The Digiclear Transaction is expected to close in March 2022.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the three months ended December 31, 2021 of $1,944,839, and had a working capital deficit of $2,251,170 at December 31, 2021. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 29, 2021. The consolidated balance sheet as of September 30, 2021 contained herein has been derived from the audited consolidated financial statements as of September 30, 2021, but does not include all disclosures required by U.S. GAAP.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2021 and 2020 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

As described in Note 1, in fiscal year 2021, the Company completed its acquisition of Match in accordance with the terms of the Match Agreement. In February 2022, a third party valuation report in connection with the acquisition was completed. As a result, the Company adjusted the previous estimated allocation to reflect the results of the third party valuation. The Company decreased its cost of intangible assets by $2,861,631 and adjusted the estimated useful life of trade names and regulatory licenses from 10 years to 3 years and the estimated useful life of technology from 10 years to 5 years. This change in accounting estimate was effective in the first quarter of fiscal year 2022. Based on the carrying value of intangible assets as of September 30, 2021 and those adjustments during the three months ended December 31, 2021, the effect of this change in estimate was an increase in amortization expense of $559,802 and an increase in net loss of $559,802.

Cash and cash equivalents

At December 31, 2021 and September 30, 2021, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2021		September 30, 2021
United States	$6,005	11.9%	$327,443	92.1%
United Kingdom	44,444	87.8%	28,056	7.9%
Malta	174	0.3%	174	0.0%
Total cash	$50,623	100.0%	$355,673	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2021 and September 30, 2021.

Fair value of financial instruments and fair value measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

Credit risk and uncertainties

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2021, the Company’s cash balances in United States bank accounts were not in excess of the federally-insured limits.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at December 31, 2021 and September 30, 2021. The Company historically has not experienced significant uncollectible accounts receivable.

Prepaid expense and other current assets

Prepaid expense and other current assets primarily consist of prepaid OTC Markets listing fees, which are recognized as expense over the related listing periods. As of December 31, 2021 and September 30, 2021, prepaid expense and other current assets amounted to $12,588 and $12,221, respectively.

Cost method investment

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters is accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established.

Intangible assets

Intangible assets consist of trade names, regulatory licenses and technology, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of December 31, 2021 and September 30, 2021. For the three months ended December 31, 2021 and 2020, no impairment of long-lived assets was recognized.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa

In the following table, revenues are disaggregated by segment for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
Revenue Stream	2021	2020
General support services	$4,800,000	$4,800,000
Financial services	329,015	-
Total revenues	$5,129,015	$4,800,000

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended December 31, 2021 and 2020, advertising and marketing costs amounted to $35,222 and $0, respectively, which was included in other general and administrative expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal and foreign tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the period of the change in estimate.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended December 31, 2021 and 2020, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method) and the conversion of Series A preferred stock (using the if-converted method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended December 31,
	2021	2020
Stock options	1,000,000	-
Convertible preferred stock	-	1,250,000
Potentially dilutive securities	1,000,000	1,250,000

Foreign currency translation

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiaries is the British Pound (“GBP”). Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated using average rates during each reporting period, and shareholders’ equity is translated at historical exchange rates. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss.

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

Asset and liability accounts at December 31, 2021 and September 30, 2021 were translated at 0.7389 GBP and 0.7426 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the three months ended December 31, 2021 was 0.7422 GBP to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended December 31, 2021 and 2020 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in the fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures, which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The adoption of this guidance as of October 1, 2020 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for the Company on October 1, 2021. The adoption of this guidance as of October 1, 2021 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT, AT COST

At December 31, 2021, cost method investment amounted to $6,602,000. The investment represents the Company’s minority interest in Jacobi Asset Management Holdings Limited (“Jacobi”), a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of December 31, 2021.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the valuation of identifiable intangible assets acquired, representing trade names, regulatory licenses and technology. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

At December 31, 2021 and September 30, 2021, intangible assets consisted of the following:

	Useful Life	December 31, 2021	September 30, 2021
Licenses and banking infrastructure (1)	10 Years	$-	$14,085,402
Trade names	3 Years	784,246	-
Regulatory licenses	3 Years	138,751	-
Technology	5 Years	10,300,774	-
Less: accumulated amortization		(1,381,229)	(469,286)
		$9,842,542	$13,616,116

(1)	In February 2022, a third party valuation report in connection with acquisition was completed. As a result, the Company adjusted the previous estimated allocation to reflect the results of the third party valuation. The Company decreased its cost of intangible assets of $2,861,631 and adjusted the estimated useful life of trade names and regulatory licenses from 10 years to 3 years and the estimated useful life of technology from 10 years to 5 years. This change in accounting estimate was effective in the first quarter of fiscal year 2022.

For the three months ended December 31, 2021, amortization expense amounted to $911,943. There was no comparable amortization for the three months ended December 31, 2020. Amortization of intangible assets attributable to future periods is as follows:

For the Twelve-month Period Ending December 31:	Amortization Amount
2022	$2,367,821
2023	2,367,821
2024	2,188,349
2025	2,060,155
2026 and thereafter	858,396
$9,842,542

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2021 and September 30, 2021, accounts payable and accrued liabilities consisted of the following:

	December 31, 2021	September 30, 2021
Directors’ compensation	$180,538	$170,538
Professional fees	295,719	125,697
Accounts payable	97,407	54,831
Other	5,687	29,655
Total	$579,351	$380,721

NOTE 7 – SHARE CAPITAL

Preferred stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 15,000,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Common stock issued for cost method investment

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi Asset Management Holdings Limited’s shareholders as consideration of acquisition of 5.0% of the issued and outstanding ordinary shares of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded cost method investment of $6,602,000 (see Note 4).

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2021:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2021	Remaining Contractual Life (Years)	Number Exercisable at December 31, 2021	Exercise Price
$2.50	1,000,000	4.72	1,000,000	$2.50

Stock option activities for the three months ended December 31, 2021 were as follows:

	Number of Options	Exercise Price
Outstanding at October 1, 2021	1,000,000	$2.50
Granted	-	-
Terminated / Exercised / Expired	-	-
Outstanding at December 31, 2021	1,000,000	$2.50

Options exercisable at December 31, 2021	1,000,000	$2.50

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2021 was $0.

For the three months ended December 31, 2021, stock-based compensation expense associated with stock options granted amounted to $378,746, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. There was no comparable stock-based compensation expense associated with stock options for the three months ended December 31, 2020.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHARE CAPITAL (continued)

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2021 and changes during the three months ended December 31, 2021 is presented below:

	Number of Options	Exercise Price
Nonvested at October 1, 2021	1,000,000	$2.50
Granted	-	-
Vested	(1,000,000)	(2.50)
Nonvested at December 31, 2021	-	$-

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

During the three months ended December 31, 2021 and 2020, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended December 31,
	2021	2020
Service provided to:
TCM	$4,800,000	$4,800,000
	$4,800,000	$4,800,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

During the three months ended December 31, 2021 and 2020, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended December 31,
	2021	2020
Service received from:
FXDIRECT	$4,725,000	$4,725,000
	$4,725,000	$4,725,000

Due from affiliates

At December 31, 2021 and September 30, 2021, due from related parties consisted of the following:

	December 31, 2021	September 30, 2021
NUKK Capital (*)	$144,696	$144,696
TCM	2,469,703	2,473,177
Total	$2,614,399	$2,617,873

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balance of due from NUKK Capital represent the Company’s prior investment in digital currency that was transferred to NUKK Capital in March 2019. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at December 31, 2021 and September 30, 2021. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At December 31, 2021 and September 30, 2021, due to related parties consisted of the following:

	December 31, 2021	September 30, 2021
Forexware LLC (*)	$624,229	$579,229
FXDIRECT	3,442,892	3,341,893
CMH	42,000	42,000
FXDD Trading (*)	296,144	294,670
Total	$4,405,265	$4,257,792

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of December 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 10 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
Customer	2021	2020
A – related party	97.8%	100%

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, and accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at December 31, 2021, accounted for 97.8% of the Company’s total outstanding accounts receivable, and accounts receivable – related party at December 31, 2021.

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

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
Supplier	2021	2020
A – related party	97.3%	100%

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable, and accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at December 31, 2021, accounted for 97.3% of the Company’s total outstanding accounts payable, and accounts payable – related party at December 31, 2021.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT INFORMATION

For the three months ended December 31, 2021, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party, and (2) the financial services segment, in which we provide financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa. For the three months ended December 31, 2020, the Company operated in one reportable business segment – the general support services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended December 31,
	2021	2020
Revenues
General support services	$4,800,000	$4,800,000
Financial services	329,015	-
Total	5,129,015	4,800,000

Costs of revenues
General support services	4,725,000	4,725,000
Financial services	160,842	-
Total	4,885,842	4,725,000

Gross profit
General support services	75,000	75,000
Financial services	168,173	-
Total	243,173	75,000

Operating expenses
Financial services	1,249,644	-
Corporate/Other	937,152	127,085
Total	2,186,796	127,085

Other expense
Financial services	(1,216)	-
Corporate/Other	-	(1,510)
Total	(1,216)	(1,510)

Net income (loss)
General support services	75,000	75,000
Financial services	(1,082,687)	-
Corporate/Other	(937,152)	(128,595)
Total	(1,944,839)	(53,595)

Amortization
Financial services	911,943	-
Total	$911,943	$-

Total assets at December 31, 2021 and September 30, 2021	December 31, 2021	September 30, 2021
Financial services	$9,945,454	$13,703,140
Corporate/Other	9,232,534	2,956,696
Total	$19,177,988	$16,659,836

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY

In April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. It is the Company’s position that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim at trial, the date for which has not yet been set.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 30, 2021, the Company and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement) pursuant to which the Company agreed to acquire 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of 15,151,515 shares of common stock of the Company (the “Digiclear Transaction”). The Digiclear Transaction is expected to close in March 2022.

Critical Accounting Policies

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the three months ended December 31, 2021 and 2020 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses and technology, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of December 31, 2021. For the three months ended December 31, 2021 and 2020, no impairment of long-lived assets was recognized.

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

Results of Operations

Summary of Key Results

For the three months ended December 31, 2021 versus the three months ended December 31, 2020

Revenues

For both of the three months ended December 31, 2021 and 2020, we had revenue from general support services rendered to TCM under a GSA of $4,800,000.

We had revenue from financial services commencing in May 2021. For the three months ended December 31, 2021, we had revenue from financial services of $329,015. We expect that our revenue from financial services will increase in the near future.

Costs of Revenues

For both of the three months ended December 31, 2021 and 2020, our cost of general support services was $4,725,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include consulting costs, banking, and trading fees incurred associated with delivery of our services.

Cost of financial services was $160,842 for the three months ended December 31, 2021. There was no comparable revenue nor cost of revenue from our financial services operations for the three months ended December 31, 2020.

Gross Profit

For both of the three months ended December 31, 2021 and 2020, our gross profit from general support services was $75,000, representing gross margin of 1.6%.

For the three months ended December 31, 2021, our gross profit from financial services was $168,173, representing gross margin of 51.1%.

Operating Expenses

Operating expenses consisted of professional fees, amortization of intangible assets, and other general and administrative expenses.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, and advisory fees. Professional fees for the three months ended December 31, 2021 versus the three months ended December 31, 2020, were $921,732 and $86,772, respectively. The increase was primarily attributable to the increase in professional service providers.

Amortization of intangible assets

For the three months ended December 31, 2021, our amortization of intangible assets amounted to $911,943. There was no comparable amortization for the three months ended December 31, 2020.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits, rent and other miscellaneous items.

Total other general and administrative expenses for the three months ended December 31, 2021 versus the three months ended December 31, 2020, were $353,121 versus $40,313, respectively. The increase was mainly due to an increase in compensation and related benefits of approximately $115,000, an increase in rent expense of approximately $39,000, and an increase in other miscellaneous items of approximately $159,000, resulting from our business expansion.

Other Expense

Other expense totaled $1,216 for the three months ended December 31, 2021, as compared to $1,510 for the three months ended December 31, 2020, a change of $294.

Net Loss

As a result of the factors described above, our net loss was $1,944,839, or $0.00 per share (basic and diluted), for the three months ended December 31, 2021, as compared with a net loss of $53,595, or $0.00 per share (basic and diluted), for the three months ended December 31, 2020, a change of $1,891,244, or 3,528.8%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiaries is the British Pound (“GBP”). The financial statements of our subsidiaries whose functional currency is the GBP are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,227 and $0 for the three months ended December 31, 2021 and 2020, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,947,066 and $53,595 for the three months ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2021 and September 30, 2021, we had cash balances of $50,623 and $355,673, respectively. We had working capital deficit of $2,251,170 as of December 31, 2021.

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

Cash Flow for the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Net cash flow used in operating activities for the three months ended December 31, 2021 was $305,264, which primarily reflected our consolidated net loss of approximately $1,945,000, offset by the changes in operating assets and liabilities, primarily consisting of an increase in due to affiliates of approximately $146,000, and an increase in accounts payable and accrued liabilities of approximately $197,000, and the non-cash items adjustment consisting of amortization of intangible assets of approximately $912,000, and stock-based compensation and service expense of approximately $379,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of December 31, 2021, we had no material contractual obligations other than: FXDirectDealer LLC receives a minimum of $1,575,000 per month and such obligation may be terminated by the Company upon providing 90 days’ notice.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of December 31, 2021, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

In April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The Adversary Proceeding is brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus Inc., Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. In the Amended Complaint, BT Prime is seeking, amongst other relief, a determination that the Company and the other defendants are liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and is seeking to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against the Company, BT Prime alleges that the Company operated as a single business enterprise with no separate existence outside of its collective business relationship with certain of the other Defendants, is a continuation of the business of Forexware and is a successor-in-interest to Forexware. Based on this theory, BT Prime alleges that the Company should be jointly and severally liable for any liability attributable to Forexware or the other Defendants, should the Court eventually find any such liability. It is the Company’s position that there is no basis for BT Prime’s claim against it and intends to vigorously defend against the claim at trial, the date for which has not yet been set.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi Asset Management Holdings Limited’s shareholders as consideration of acquisition of 5.0% of the issued and outstanding ordinary shares of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded cost method investment of $6,602,000. All of the offers and sales of securities in connection with the acquisition of Jacobi were made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to a limited number of persons, each of whom was an accredited investor and transfer of the securities issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Purchase and Sale Agreement by and between Nukkleus, Inc. and Michael Stephen Greenacre; Nicholas Aaron Gregory; Jamal Khurshid; Travers David Lee; Azam Shah; Craig Iain Vallis; Bertram Bartholomew Worsley; and Oliver James Worsley dated May 24, 2021 (10)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

Exhibit Number	Description
21.1	List of Subsidiaries (11)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 28, 2020.
(10)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2021
(11)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: February 14, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman