Form 10-Q
period 2022-03-31
Nukkleus Inc.
filed 2022-05-23
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading symbol	Name of each exchange on which registered

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 23, 2022
Common Stock, $0.0001 par value per share	367,175,886 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$50,444	$355,673
Accounts receivable	55,892	57,953
Due from affiliates	1,479,413	2,617,873
Other current assets	26,627	12,221

TOTAL CURRENT ASSETS	1,612,376	3,043,720

NON-CURRENT ASSETS:
Cost method investment	6,602,000	-
Equity method investment	4,929,381	-
Intangible assets, net	9,260,888	13,616,116

TOTAL NON-CURRENT ASSETS	20,792,269	13,616,116

TOTAL ASSETS	$22,404,645	$16,659,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to affiliates	$4,026,354	$4,257,792
Accounts payable and accrued liabilities	561,460	380,721

TOTAL CURRENT LIABILITIES	4,587,814	4,638,513

TOTAL LIABILITIES	4,587,814	4,638,513

CONTINGENCY - (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at March 31, 2022 and September 30, 2021)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 367,175,886 and 332,024,371 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively)	36,718	33,203
Additional paid-in capital	24,127,298	14,474,839
Accumulated deficit	(6,366,612)	(2,495,159)
Accumulated other comprehensive income - foreign currency translation adjustment	19,427	8,440

TOTAL STOCKHOLDERS’ EQUITY	17,816,831	12,021,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,404,645	$16,659,836

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021

REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Revenue - financial services	289,017	-	618,032	-
Total revenues	5,089,017	4,800,000	10,218,032	9,600,000

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000	9,450,000	9,450,000
Cost of revenue - financial services	163,583	-	324,425	-
Total costs of revenues	4,888,583	4,725,000	9,774,425	9,450,000

GROSS PROFIT
Gross profit - general support services - related party	75,000	75,000	150,000	150,000
Gross profit - financial services	125,434	-	293,607	-
Total gross profit	200,434	75,000	443,607	150,000

OPERATING EXPENSES:
Advertising and marketing	163,427	-	198,649	-
Professional fees	1,066,816	51,500	1,988,548	138,272
Amortization of intangible assets	592,891	-	1,504,834	-
Other general and administrative	231,022	21,941	548,921	62,254

Total operating expenses	2,054,156	73,441	4,240,952	200,526

(LOSS) INCOME FROM OPERATIONS	(1,853,722)	1,559	(3,797,345)	(50,526)

OTHER EXPENSE:
Loss from equity method investment	(70,619)	-	(70,619)	-
Other expense	(2,273)	(1,510)	(3,489)	(3,020)

Total other expense	(72,892)	(1,510)	(74,108)	(3,020)

(LOSS) INCOME BEFORE INCOME TAXES	(1,926,614)	49	(3,871,453)	(53,546)

INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(1,926,614)	$49	$(3,871,453)	$(53,546)

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(1,926,614)	$49	$(3,871,453)	$(53,546)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	13,214	-	10,987	-
COMPREHENSIVE (LOSS) INCOME	$(1,913,400)	$49	$(3,860,466)	$(53,546)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.00	$(0.01)	$(0.00)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	354,549,624	230,485,100	345,031,364	230,485,100
Diluted	354,549,624	231,735,100	345,031,364	230,485,100

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended March 31, 2022

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2021	-	$-	332,024,371	$33,203	$14,474,839	$(2,495,159)	$8,440	$12,021,323

Adjustment for asset acquisition	-	-	-	-	(2,861,631)	-	-	(2,861,631)

Common stock issued in connection with cost method investment	-	-	20,000,000	2,000	6,600,000	-	-	6,602,000

Stock-based compensation	-	-	-	-	378,746	-	-	378,746

Net loss for the three months ended December 31, 2021	-	-	-	-	-	(1,944,839)	-	(1,944,839)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,227)	(2,227)

Balance as of December 31, 2021	-	-	352,024,371	35,203	18,591,954	(4,439,998)	6,213	14,193,372

Common stock issued in connection with equity method investment	-	-	15,151,515	1,515	4,998,485	-	-	5,000,000

Stock options issued for the purchase of an intangible asset	-	-	-	-	11,237	-	-	11,237

Stock-based compensation	-	-	-	-	525,622	-	-	525,622

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,926,614)	-	(1,926,614)

Foreign currency translation adjustment	-	-	-	-	-	-	13,214	13,214

Balance as of March 31, 2022	-	$-	367,175,886	$36,718	$24,127,298	$(6,366,612)	$19,427	$17,816,831

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,558,313)	$(1,394,207)

Net loss for the three months ended December 31, 2020	-	-	-	-	-	(53,595)	(53,595)

Balance as of December 31, 2020	-	-	230,485,100	23,049	141,057	(1,611,908)	(1,447,802)

Net income for the three months ended March 31, 2021	-	-	-	-	-	49	49

Balance as of March 31, 2021	-	$-	230,485,100	$23,049	$141,057	$(1,611,859)	$(1,447,753)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,871,453)	$(53,546)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of debt discount	-	1,145
Amortization of intangible assets	1,504,834	-
Stock-based compensation and service expense	904,368	-
Provision for bad debt	-	12
Loss on equity method investment	70,619	-
Changes in operating assets and liabilities:
Accounts receivable	667	-
Other current assets	(14,943)	(334)
Due from affiliates	1,138,460	791,899
Due to affiliates	(224,287)	(770,730)
Accounts payable and accrued liabilities	187,364	48,202

Net cash (used in) provided by operating activities	(304,371)	16,648

EFFECT OF EXCHANGE RATE ON CASH	(858)	-

NET (DECREASE) INCREASE IN CASH	(305,229)	16,648

Cash - beginning of period	355,673	82,849

Cash - end of period	$50,444	$99,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$6,602,000	$-
Common stock issued in connection with equity method investment	$5,000,000	$-
Stock options issued for the purchase of an intangible asset	$11,237	$-

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On December 30, 2021, the Company and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement) pursuant to which the Company agreed to acquire 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of 15,151,515 shares of common stock of the Company (the “Digiclear Transaction”). The Digiclear Transaction closed on March 17, 2022. Digiclear is a company focused on digital asset custody and settlement.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss and generated negative cash flow from operating activities for the six months ended March 31, 2022 of $3,871,453 and $304,371, respectively, and had a working capital deficit of $2,975,438 at March 31, 2022. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2022 and 2021 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Cash and cash equivalents

At March 31, 2022 and September 30, 2021, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2022		September 30, 2021
United States	$3,005	6.0%	$327,443	92.1%
United Kingdom	47,265	93.7%	28,056	7.9%
Malta	174	0.3%	174	0.0%
Total cash	$50,444	100.0%	$355,673	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2022 and September 30, 2021.

Fair value of financial instruments and fair value measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

Credit risk and uncertainties

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2022, the Company’s cash balances in United States bank accounts were not in excess of the federally-insured limits.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at March 31, 2022 and September 30, 2021. The Company historically has not experienced significant uncollectible accounts receivable.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other current assets

Other current assets primarily consist of prepaid professional service fees and prepaid OTC Markets listing fees. As of March 31, 2022 and September 30, 2021, other current assets amounted to $26,627 and $12,221, respectively.

Investments

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income, and a new basis in the investment is established.

The Company uses the equity method of accounting for its investments in, and earning or loss of, a company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

Intangible assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of March 31, 2022 and September 30, 2021. For the three and six months ended March 31, 2022 and 2021, no impairment of long-lived assets was recognized.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party

Financial services	Providing financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa

In the following table, revenues are disaggregated by segment for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue Stream	2022	2021	2022	2021
General support services	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Financial services	289,017	-	618,032	-
Total revenues	$5,089,017	$4,800,000	$10,218,032	$9,600,000

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three and six months ended March 31, 2022, advertising and marketing costs amounted to $163,427 and $198,649, respectively, which was included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended March 31, 2021, the Company did not incur any advertising and marketing costs.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended March 31, 2022 and 2021, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method) and the conversion of Series A preferred stock (using the if-converted method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following is a reconciliation of the basic and diluted net (loss) income per share computations for the three and six months ended March 31, 2022 and 2021:

Basic net (loss) income per share

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Net (loss) income available to common stockholders for basic net (loss) income per share of common stock	$(1,926,614)	$49	$(3,871,453)	$(53,546)
Weighted average common stock outstanding - basic	354,549,624	230,485,100	345,031,364	230,485,100
Net (loss) income per share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.00)

Diluted net (loss) income per share

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Net (loss) income available to common stockholders for basic net (loss) income per share of common stock	$(1,926,614)	$49	$(3,871,453)	$(53,546)
Add: interest expense for redeemable preferred stock	-	937	-	-
Subtract: unamortized debt discount for redeemable preferred stock	-	(401)	-	-
Net (loss) income available to common stockholders for diluted net (loss) income per share of common stock	$(1,926,614)	$585	$(3,871,453)	$(53,546)
Weighted average common stock outstanding - basic	354,549,624	230,485,100	345,031,364	230,485,100
Effect of dilutive securities:
Series A preferred stock	-	1,250,000	-	-
Weighted average common stock outstanding - diluted	354,549,624	231,735,100	345,031,364	230,485,100
Net (loss) income per share:
Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per share data (continued)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock options	5,850,000	-	5,850,000	-
Convertible preferred stock	-	-	-	1,250,000
Potentially dilutive securities	5,850,000	-	5,850,000	1,250,000

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

Asset and liability accounts at March 31, 2022 and September 30, 2021 were translated at 0.7611 GBP and 0.7426 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the six months ended March 31, 2022 was 0.7439 GBP to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and six months ended March 31, 2022 and 2021 consisted of net (loss) income and unrealized gain from foreign currency translation adjustment.

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. The Company has determined that it has two reportable business segments: general support services segment and financial services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

Reclassifications

Reclassifications occurred to certain prior year amounts in order to confirm to the current year presentation. The reclassifications had no effect on the previously reported net loss.

NOTE 4 – COST METHOD INVESTMENT

At March 31, 2022, cost method investment amounted to $6,602,000. The investment represents the Company’s minority interest in Jacobi Asset Management Holdings Limited (“Jacobi”), a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of March 31, 2022.

NOTE 5 – EQUITY METHOD INVESTMENT

As of March 31, 2022, the equity method investment amounted to $4,929,381. The investment represents the Company’s interest in Digiclear Inc. (“Digiclear”). Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is focused on digital asset custody and settlement.

The Company accounts for the investment in Digiclear under the equity method of accounting. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

For the period from March 17, 2022 (date of investment) through March 31, 2022, the Company’s share of Digiclear’s net loss of $30,320 and the adjustment for allocated amortization of intangible asset of $40,299 were included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized unaudited financial information, as provided to the Company by the investee, for the unconsolidated company:

March 31, 2022
Current assets	$290,515
Noncurrent assets	46,601
Current liabilities	70,116
Noncurrent liabilities	-
Equity	267,000

For the Period from March 17, 2022 (Date of Investment) through March 31, 2022
Net revenue	$-
Gross profit	-
Loss from operations	60,641
Net loss	60,641

NOTE 6 – INTANGIBLE ASSETS

Intangible assets primarily consist of the valuation of identifiable intangible assets acquired, representing trade names, regulatory licenses, and technology. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

At March 31, 2022 and September 30, 2021, intangible assets consisted of the following:

	Useful Life	March 31, 2022	September 30, 2021
Licenses and banking infrastructure (1)	10 Years	$-	$14,085,402
Trade names	3 Years	784,246	-
Regulatory licenses	3 Years	138,751	-
Technology	5 Years	10,300,774	-
Software	3 Years	11,237	-
		11,235,008	14,085,402
Less: accumulated amortization		(1,974,120)	(469,286)
		$9,260,888	$13,616,116

(1)	In February 2022, a third party valuation report in connection with the acquisition of Match was completed. As a result, the Company adjusted the previous estimated allocation to reflect the results of the third party valuation. The Company decreased its cost of intangible assets of $2,861,631 and adjusted the estimated useful life of trade names and regulatory licenses from 10 years to 3 years and the estimated useful life of technology from 10 years to 5 years. This change in accounting estimate was effective in the first quarter of fiscal year 2022.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

For the three and six months ended March 31, 2022, amortization expense amounted to $592,891 and $1,504,834, respectively. There was no comparable amortization for the three and six months ended March 31, 2021. Amortization of intangible assets attributable to future periods is as follows:

For the Twelve-month Period Ending March 31:	Amortization Amount
2023	$2,371,566
2024	2,371,566
2025	2,114,241
2026	2,060,155
2027 and thereafter	343,360
$9,260,888

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2022 and September 30, 2021, accounts payable and accrued liabilities consisted of the following:

	March 31, 2022	September 30, 2021
Directors’ compensation	$190,538	$170,538
Professional fees	255,388	125,697
Accounts payable	110,000	54,831
Others	5,534	29,655
Total	$561,460	$380,721

NOTE 8 – SHARE CAPITAL

Preferred stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 15,000,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Common stock issued for cost method investment

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi Asset Management Holdings Limited’s shareholders as consideration of acquisition of 5.0% of the issued and outstanding ordinary shares of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant, and the Company recorded cost method investment of $6,602,000 (see Note 4).

Common stock issued for equity method investment

On March 17, 2022, the Company issued 15,151,515 shares of its common stock to Digiclear Shareholder for acquisition of 50% equity interest of Digiclear. These shares were valued at $5,000,000, the fair market value on the grant date using the reported closing share price on the date of grant.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHARE CAPITAL (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$0.09 – 1.00	4,850,000	3.52	$0.29	50,000	$0.40
2.50	1,000,000	4.47	2.50	-	-
$0.09 – 2.50	5,850,000	3.68	$0.67	50,000	$0.40

Stock option activities for the six months ended March 31, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2021	1,000,000	$2.50
Granted	4,850,000	0.29
Terminated / Exercised / Expired	-	-
Outstanding at March 31, 2022	5,850,000	$0.67
Options exercisable at March 31, 2022	50,000	$0.40
Options expected to vest	5,800,000	$0.67

The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2022 was $300,000 and $0, respectively.

The fair values of options granted during the six months ended March 31, 2022 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 188.87% - 317.02%, risk-free rate of 0.39% - 1.26%, annual dividend yield of 0% and expected life of 1.00 - 5.00 years. The aggregate fair value of the options granted during the six months ended March 31, 2022 was $1,057,958.

For the three and six months ended March 31, 2022, stock-based compensation expense associated with stock options granted amounted to $525,622 and $904,368, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income. There was no comparable stock-based compensation expense associated with stock options for the three and six months ended March 31, 2021.

In January 2022, the Company issued 50,000 stock options for software purchase. The fair value of 50,000 stock options granted was $11,237 which was recorded as the cost of software. For the three and six months ended March 31, 2022, amortization in connection with the software amounted to $936, which was included in amortization of intangible assets on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2022 and changes during the six months ended March 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at October 1, 2021	1,000,000	$2.50
Granted	4,850,000	0.29
Vested	(50,000)	(0.40)
Nonvested at March 31, 2022	5,800,000	$0.67

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

During the three and six months ended March 31, 2022 and 2021, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Service provided to:
TCM	$4,800,000	$4,800,000	$9,600,000	$9,600,000
	$4,800,000	$4,800,000	$9,600,000	$9,600,000

During the three and six months ended March 31, 2022 and 2021, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$9,450,000	$9,450,000
	$4,725,000	$4,725,000	$9,450,000	$9,450,000

Due from affiliates

At March 31, 2022 and September 30, 2021, due from related parties consisted of the following:

	March 31, 2022	September 30, 2021
NUKK Capital (*)	$-	$144,696
TCM	1,479,413	2,473,177
Total	$1,479,413	$2,617,873

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates (continued)

The balance of due from NUKK Capital represent the Company’s prior investment in digital currency that was transferred to NUKK Capital in March 2019. The balance of due from TCM represent unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at March 31, 2022 and September 30, 2021. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At March 31, 2022 and September 30, 2021, due to related parties consisted of the following:

	March 31, 2022	September 30, 2021
Forexware LLC (*)	$924,229	$579,229
FXDIRECT	2,772,606	3,341,893
CMH	42,000	42,000
FXDD Trading (*)	287,519	294,670
Total	$4,026,354	$4,257,792

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

NOTE 10 – INCOME TAXES

The Company recorded no income tax expense for the three and six months ended March 31, 2022 and 2021 because the estimated annual effective tax rate was zero. As of March 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 11 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
Customer	2022	2021	2022	2021
A – related party	94.3%	100%	94.0%	100%

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, and accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at March 31, 2022, accounted for 96.4% of the Company’s total outstanding accounts receivable, and accounts receivable – related party at March 31, 2022.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, and accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at September 30, 2021, accounted for 97.8% of the Company’s total outstanding accounts receivable, and accounts receivable – related party at September 30, 2021.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS (continued)

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
Supplier	2022	2021	2022	2021
A – related party	96.7%	100%	96.7%	100%

One related party supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable, and accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at March 31, 2022, accounted for 96.2% of the Company’s total outstanding accounts payable, and accounts payable – related party at March 31, 2022.

One related party supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable, and accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at September 30, 2021, accounted for 98.8% of the Company’s total outstanding accounts payable, and accounts payable – related party at September 30, 2021.

NOTE 12 – SEGMENT INFORMATION

For the three and six months ended March 31, 2022, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide financial services to enable conversion of fiat currencies to cryptocurrencies and vice versa. For the three and six months ended March 31, 2021, the Company operated in one reportable business segment – the general support services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
General support services	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Financial services	289,017	-	618,032	-
Total	5,089,017	4,800,000	10,218,032	9,600,000

Costs of revenues
General support services	4,725,000	4,725,000	9,450,000	9,450,000
Financial services	163,583	-	324,425	-
Total	4,888,583	4,725,000	9,774,425	9,450,000

Gross profit
General support services	75,000	75,000	150,000	150,000
Financial services	125,434	-	293,607	-
Total	200,434	75,000	443,607	150,000

Operating expenses
Financial services	804,833	-	2,054,477	-
Corporate/Other	1,249,323	73,441	2,186,475	200,526
Total	2,054,156	73,441	4,240,952	200,526

Other expense
Financial services	1,185	-	2,401	-
Corporate/Other	71,707	1,510	71,707	3,020
Total	72,892	1,510	74,108	3,020

Net income (loss)
General support services	75,000	75,000	150,000	150,000
Financial services	(680,584)	-	(1,763,271)	-
Corporate/Other	(1,321,030)	(74,951)	(2,258,182)	(203,546)
Total	(1,926,614)	49	(3,871,453)	(53,546)

Amortization
Financial services	591,955	-	1,503,898	-
Corporate/Other	936	-	936	-
Total	$592,891	$-	$1,504,834	$-

Total assets at March 31, 2022 and September 30, 2021	March 31, 2022	September 30, 2021
Financial services	$9,376,915	$13,703,140
Corporate/Other	13,027,730	2,956,696
Total	$22,404,645	$16,659,836

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. The transaction is expected to close in the third quarter of fiscal year 2022 provided however there is no guarantee that the transaction will close.

White Lion Stock Purchase Agreement

On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company has the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000 or such lower amount as may be required pursuant to the rules of the market on which shares of its common stock trades at such time. Pursuant to terms of the White Lion Agreement and the Registration Rights Agreement (as defined below), the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by White Lion within sixty days following the closing of the previously announced business combination with Brilliant Acquisition Corporation described in its Current Report on Form 8-K filed with the SEC on February 23, 2022 (the “Business Combination”).

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw.

During the term of the White Lion Agreement, on the terms and subject to the conditions set forth therein, the Company may draw up to the lesser of (i) the number of shares of the Company’s common stock which would result in beneficial ownership by White Lion of more than 4.99% of the outstanding shares of the Company’s common stock, (ii) the number of shares of the Company’s common stock equal to 30% of the average daily trading volume of the Company’s common stock over the five consecutive trading days immediately following the notice date, or (iii) the number of the Company’s common stock obtained by dividing $1,500,000 by the closing sale price of the Company’s common stock on the notice date.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (continued)

White Lion Stock Purchase Agreement (continued)

The Company is not entitled to draw on the White Lion Agreement if the closing sale price of the Company’s common stock on the trading day immediately preceding the notice date is less than $1.00 (following the reverse stock split proposed in connection with the closing of the Business Combination and described in the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022, but adjusted for any other reorganization, recapitalization, non-cash dividend, stock split or other similar transaction). The Company is not entitled to draw on the White Lion Agreement unless each of the following additional conditions is satisfied: (i) each of the Company’s representations and warranties set forth in the White Lion Agreement is true and correct (subject to qualifications as to materiality set forth therein) in all respects as of such time; (ii) a registration statement is and remains effective for the resale of securities in connection with the White Lion Agreement; (iii) the trading of the Company’s common stock shall not have been suspended by the SEC, the applicable trading market or FINRA, or otherwise halted for any reason; (iv) the Company shall have complied with its obligations and shall not otherwise be in breach or default of any agreement set forth in the White Lion Agreement; (v) no statute, regulation, order, guidance, decree, writ, ruling or injunction shall have been enacted, entered, promulgated, threatened or endorsed by any federal, state, local or foreign court or governmental authority of competent jurisdiction, including, without limitation, the SEC, which prohibits the consummation of or which would materially modify or delay any of the transactions contemplated by the White Lion Agreement; (vi) all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 (other than Forms 8-K) shall have been filed with the SEC within the applicable time periods prescribed for such filings; (vii) to the extent the issuance of the put shares requires shareholder approval under the listing rules of the applicable national exchange or principal quotation system for the Company’s common stock, the Company has or will seek such approval; and (viii) certain other conditions as set forth in the White Lion Agreement.

In addition to the shares to be issued under the White Lion Agreement, the Company will include in its registration statement additional shares of the Company’s common stock in the amount of $750,000 being issued to White Lion in connection with the execution of the White Lion Agreement.

White Lion Registration Rights Agreement

In connection with the Company’s entry into the White Lion Agreement, the Company entered into a Registration Rights Agreement with White Lion (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to use its commercially reasonable efforts to file a registration statement under the Securities Act registering the resale of the shares sold under the White Lion Agreement within sixty days of the closing of the Business Combination. The Registration Rights Agreement also provides that the Company is required to use its commercially reasonable efforts to keep the registration effective and to prepare and file with the SEC such amendments and supplements if the foregoing registration statement is not then in effect, and the Company proposes to file certain types of registration statements under as may be necessary to keep the registration statement effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

On December 30, 2021, the Company and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement) pursuant to which the Company agreed to acquire 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of 15,151,515 shares of common stock of the Company (the “Digiclear Transaction”). The Digiclear Transaction is closed on March 17, 2022. Digiclear is a company focused on digital asset custody and settlement.

Critical Accounting Policies

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the three and six months ended March 31, 2022 and 2021 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Investment, at Cost

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters is accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income, and a new basis in the investment is established.

Investment in Unconsolidated Company – Digiclear Inc.

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of March 31, 2022. For the three and six months ended March 31, 2022 and 2021, no impairment of long-lived assets was recognized.

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

Results of Operations

Summary of Key Results

For the three and six months ended March 31, 2022 versus the three and six months ended March 31, 2021

Revenues

For both of the three months ended March 31, 2022 and 2021, we had revenue from general support services rendered to TCM under a GSA of $4,800,000. For both of the six months ended March 31, 2022 and 2021, we had revenue from general support services rendered to TCM under a GSA of $9,600,000.

We had revenue from financial services commencing in May 2021. For the three and six months ended March 31, 2022, we had revenue from financial services of $289,017 and $618,032, respectively. We expect that our revenue from financial services will increase in the near future.

Costs of Revenues

For both of the three months ended March 31, 2022 and 2021, our cost of general support services was $4,725,000, which represented amount incurred for services rendered by FXDIRECT under a GSA. For both of the six months ended March 31, 2022 and 2021, our cost of general support services was $9,450,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include consulting costs, banking, and trading fees incurred associated with delivery of our services.

Cost of financial services was $163,583 and $324,425 for the three and six months ended March 31, 2022, respectively. There was no comparable revenue nor cost of revenue from our financial services operations for the three and six months ended March 31, 2021.

Gross Profit

For both of the three months ended March 31, 2022 and 2021, our gross profit from general support services was $75,000, representing gross margin of 1.6%. For both of the six months ended March 31, 2022 and 2021, our gross profit from general support services was $150,000, representing gross margin of 1.6%.

For the three and six months ended March 31, 2022, our gross profit from financial services was $125,434 and $293,607, representing gross margin of 43.4% and 47.5%, respectively.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, amortization of intangible assets, and other general and administrative expenses.

Advertising and marketing

For the three and six months ended March 31, 2022, advertising and marketing expense amounted to $163,427 and $198,649, respectively. In the first half of fiscal year 2022, we incurred advertising and marketing activities to enhance the visibility and marketability of our services and to improve brand recognition and awareness. We did not have any advertising and marketing costs during the three and six months ended March 31, 2021.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, and advisory fees. Professional fees for the three months ended March 31, 2022 versus the three months ended March 31, 2021, were $1,066,816 and $51,500, respectively. Professional fees for the six months ended March 31, 2022 versus the three months ended March 31, 2021, were $1,988,548 and $138,272, respectively. The increase was primarily attributable to an increase in advisory service fees mainly due to increased advisory service related to our potential merger.

Amortization of intangible assets

For the three and six months ended March 31, 2022, our amortization of intangible assets amounted to $592,891 and $1,504,834, respectively. There was no comparable amortization for the three and six months ended March 31, 2021.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits, rent and other miscellaneous items.

Total other general and administrative expenses for the three months ended March 31, 2022 versus the three months ended March 31, 2021, were $231,022 versus $21,941, respectively. The increase was mainly due to an increase in compensation and related benefits of approximately $120,000, an increase in rent expense of approximately $40,000, and an increase in other miscellaneous items of approximately $50,000, resulting from our business expansion.

Total other general and administrative expenses for the six months ended March 31, 2022 versus the six months ended March 31, 2021, were $548,921 versus $62,254, respectively. The increase was mainly due to an increase in compensation and related benefits of approximately $235,000, an increase in rent expense of approximately $78,000, and an increase in other miscellaneous items of approximately $173,000, resulting from our business expansion.

Other Expense

Other expense includes loss from equity method investment and other miscellaneous expense.

Other expense totaled $72,892 for the three months ended March 31, 2022, as compared to $1,510 for the three months ended March 31, 2021, a change of $71,382, which was attributable to an increase in loss from equity method investment of approximately $71,000, and an increase in other miscellaneous expense of approximately $1,000.

Other expense totaled $74,108 for the six months ended March 31, 2022, as compared to $3,020 for the six months ended March 31, 2021, a change of $71,088, which was primarily attributable to an increase in loss from equity method investment of approximately $71,000.

Net Loss

As a result of the factors described above, our net loss was $(1,926,614), or $(0.01) per share (basic and diluted), for the three months ended March 31, 2022, as compared with a net income of $49, or $0.00 per share (basic and diluted), for the three months ended March 31, 2021, a change of $1,926,663.

As a result of the factors described above, our net loss was $(3,871,453), or $(0.01) per share (basic and diluted), for the six months ended March 31, 2022, as compared with $(53,546), or $(0.00) per share (basic and diluted), for the six months ended March 31, 2021, a change of $3,817,907.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiaries is the British Pound (“GBP”). The financial statements of our subsidiaries whose functional currency is the GBP are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $13,214 and $0 for the three months ended March 31, 2022 and 2021, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $10,987 and $0 for the six months ended March 31, 2022 and 2021, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $(1,913,400) and comprehensive income of $49 for the three months ended March 31, 2022 and 2021, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $(3,860,466) and $(53,546) for the six months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2022 and September 30, 2021, we had cash balances of $50,444 and $355,673, respectively. We had working capital deficit of $2,975,438 as of March 31, 2022.

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

The following table sets forth a summary of changes in our working capital from September 30, 2021 to March 31, 2022:

	March 31,	September 30,	Changes in
	2022	2021	Amount	Percentage
Working capital deficit:
Total current assets	$1,612,376	$3,043,720	$(1,431,344)	(47.0)%
Total current liabilities	4,587,814	4,638,513	(50,699)	(1.1)%
Working capital deficit	$(2,975,438)	$(1,594,793)	$(1,380,645)	86.6%

Our working capital deficit increased by $1,380,645 to $2,975,438 at March 31, 2022 from $1,594,793 at September 30, 2021. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $305,000, a decrease in due from affiliates of approximately $1,138,000, and an increase in accounts payable and accrued liabilities of approximately $181,000, offset by a decrease in due to affiliates of approximately $231,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Net cash flow used in operating activities for the six months ended March 31, 2022 was $304,371, which primarily reflected our consolidated net loss of approximately $3,871,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in due to affiliates of approximately $224,000, offset by a decrease in due from affiliates of approximately $1,138,000, and an increase in accounts payable and accrued liabilities of approximately $187,000, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,505,000, and stock-based compensation and service expense of approximately $904,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of March 31, 2022, we had no material contractual obligations other than: FXDirectDealer LLC receives a minimum of $1,575,000 per month and such obligation may be terminated by the Company upon providing 90 days’ notice.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2022, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

During evaluation of disclosure controls and procedures as of March 31, 2022, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi Asset Management Holdings Limited’s shareholders as consideration of acquisition of 5.0% of the issued and outstanding ordinary shares of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant, and the Company recorded cost method investment of $6,602,000.

On March 17, 2022, the Company issued 15,151,515 shares of its common stock to Digiclear Shareholder for acquisition of 50% equity interest of Digiclear. These shares were valued at $5,000,000, the fair market value on the grant date using the reported closing share price on the date of grant.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Merger

On February 22, 2022, the Company, entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the Nasdaq-listed parent company of Brilliant. The merger is expected to close in the third quarter of fiscal year 2022, following the receipt of the required approvals by Nukkleus’s and Brilliant’s shareholders, respectively, and the fulfillment or waiver of other closing conditions, of which there is no guarantee.

White Lion Stock Purchase Agreement

On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company has the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000 or such lower amount as may be required pursuant to the rules of the market on which shares of its common stock trades at such time. Pursuant to terms of the White Lion Agreement and the Registration Rights Agreement (as defined below), the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by White Lion within sixty days following the closing of the previously announced business combination with Brilliant Acquisition Corporation described in its Current Report on Form 8-K filed with the SEC on February 23, 2022 (the “Business Combination”).

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s Common Stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw.

During the term of the White Lion Agreement, on the terms and subject to the conditions set forth therein, the Company may draw up to the lesser of (i) the number of shares of the Company’s common stock which would result in beneficial ownership by White Lion of more than 4.99% of the outstanding shares of the Company’s common stock, (ii) the number of shares of the Company’s common stock equal to 30% of the average daily trading volume of the Company’s common stock over the five consecutive trading days immediately following the notice date, or (iii) the number of the Company’s common stock obtained by dividing $1,500,000 by the closing sale price of the Company’s common stock on the notice date.

The Company is not entitled to draw on the White Lion Agreement if the closing sale price of the Company’s common stock on the trading day immediately preceding the notice date is less than $1.00 (following the reverse stock split proposed in connection with the closing of the Business Combination and described in the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022, but adjusted for any other reorganization, recapitalization, non-cash dividend, stock split or other similar transaction). The Company is not entitled to draw on the White Lion Agreement unless each of the following additional conditions is satisfied: (i) each of the Company’s representations and warranties set forth in the White Lion Agreement is true and correct (subject to qualifications as to materiality set forth therein) in all respects as of such time; (ii) a registration statement is and remains effective for the resale of securities in connection with the White Lion Agreement; (iii) the trading of the Company’s common stock shall not have been suspended by the SEC, the applicable trading market or FINRA, or otherwise halted for any reason; (iv) the Company shall have complied with its obligations and shall not otherwise be in breach or default of any agreement set forth in the White Lion Agreement; (v) no statute, regulation, order, guidance, decree, writ, ruling or injunction shall have been enacted, entered, promulgated, threatened or endorsed by any federal, state, local or foreign court or governmental authority of competent jurisdiction, including, without limitation, the SEC, which prohibits the consummation of or which would materially modify or delay any of the transactions contemplated by the White Lion Agreement; (vi) all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 (other than Forms 8-K) shall have been filed with the SEC within the applicable time periods prescribed for such filings; (vii) to the extent the issuance of the put shares requires shareholder approval under the listing rules of the applicable national exchange or principal quotation system for the Company’s common stock, the Company has or will seek such approval; and (viii) certain other conditions as set forth in the White Lion Agreement.

In addition to the shares to be issued under the White Lion Agreement, the Company will include in its registration statement additional shares of the Company’s common stock in the amount of $750,000 being issued to White Lion in connection with the execution of the White Lion Agreement.

White Lion Registration Rights Agreement

In connection with the Company’s entry into the White Lion Agreement, the Company entered into a Registration Rights Agreement with White Lion (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to use its commercially reasonable efforts to file a registration statement under the Securities Act registering the resale of the shares sold under the White Lion Agreement within sixty days of the closing of the Business Combination. The Registration Rights Agreement also provides that the Company is required to use its commercially reasonable efforts to keep the registration effective and to prepare and file with the SEC such amendments and supplements if the foregoing registration statement is not then in effect, and the Company proposes to file certain types of registration statements under as may be necessary to keep the registration statement effective.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 22, 2022, by and among Nukkleus Inc. and Brilliant Acquisition Corporation (12)

3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Purchase and Sale Agreement by and between Nukkleus, Inc. and Michael Stephen Greenacre; Nicholas Aaron Gregory; Jamal Khurshid; Travers David Lee; Azam Shah; Craig Iain Vallis; Bertram Bartholomew Worsley; and Oliver James Worsley dated May 24, 2021 (10)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

10.14	Form of Support Agreement, dated as of February 22, 2022 among Brilliant Acquisition Corporation and the investors party thereto (12)

10.15	Form of Registration Rights Agreement (12)

10.15	Form of Lock-Up Agreement (12)

21.1	List of Subsidiaries (11)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 28, 2020.
(10)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2021.
(11)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 29, 2021.
(12)	Incorporated by reference to the Form 8K Current Report filed with the SEC on February 23, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: May 23, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman