Form 10-K/A
period 2021-09-30
Nukkleus Inc.
filed 2022-06-10
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended September 30, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on December 29, 2021 (the “Original Filing”). In response to an SEC comment letter dated May 13, 2022, this Amendment makes certain revisions to the Original Filing to reflect the following revisions:

●	revise the business description under Item 1;

●	revise the legal proceedings under Item 3;

●	revise the management’s discussion and analysis of financial condition and results of operations under Item 7;

●	revise the directors, executive officer and corporate governance under Item 10;

●	revise the certain relationships and related transactions, and director Independence under Item 13; and

●	revise the Notes to the Consolidated Financial Statements.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, “Item 15. Exhibits, Financial Statement Schedules” hereof.

Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.

This Amendment should be read in conjunction with the Original Filing.

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

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. Match is engaged in providing payment services from one fiat currency to another.

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

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The BT Prime Litigation was brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus, Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. BT Prime sought, amongst other relief, a determination that the defendants were liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and sought to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against Nukkleus, BT Prime alleged that Nukkleus acquired certain technology assets from Forexware and is a continuation of the business of Forexware and a successor-in-interest to Forexware. Based on this theory, BT Prime alleged that Nukkleus should be jointly and severally liable for any liability attributable to Forexware or the other defendants, should the court eventually find any such liability. Although Nukkleus acquired licenses from Forexware, Forexware retained other assets and continued to operate a separate business, which Nukkleus believes is the business that is pertinent to BT Prime’s allegations. Nukkleus believes that the similarity in Forexware and Nukkleus’s business, including the shared use of software, caused BT Prime to conflate the two businesses, but Nukkleus was not connected to the events that caused the initiation of BT Prime’s liquidation and bankruptcy proceedings.

Nukkleus has issued a limited guarantee of the obligations under a settlement agreement among BT Prime and the defendants other than Nukkleus, limited to an amount equal to $2,050,000, which guarantee is subject to release following payment by the defendants other than Nukkleus of their obligations under the settlement agreement. Nukkleus management believes that the term of the limited guarantee will expire without any payment obligation or other cost to Nukkleus. On May 31, 2022, the BT Prime Litigation was dismissed with prejudice by the bankruptcy court as to Nukkleus and FXDD Malta Ltd.

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

Impact of COVID-19 on Our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Due to the nature of our business, the technology we use and offer to our customers, and our employees’ ability to work remotely, there was no material impact of COVID-19 on our business, operations and financial results.

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

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. Match is engaged in providing payment services from one fiat currency to another.

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

Saddle Brook, New Jersey

December 29, 2021 except for Notes 1, 3, 4, 11, 12 and 13 as to which the date is June 10, 2022

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$355,673	$82,849
Accounts receivable	57,953	-
Due from affiliates	2,617,873	3,709,772
Prepaid expense and other current assets	12,221	7,010

TOTAL CURRENT ASSETS	3,043,720	3,799,631

NON-CURRENT ASSETS:
Intangible assets, net	13,616,116	-

TOTAL NON-CURRENT ASSETS	13,616,116	-

TOTAL ASSETS	$16,659,836	$3,799,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to affiliates	$4,257,792	$4,732,977
Accounts payable and accrued liabilities	380,721	212,406
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $1,545) at September 30, 2020	-	248,455

TOTAL CURRENT LIABILITIES	4,638,513	5,193,838

TOTAL LIABILITIES	4,638,513	5,193,838

CONTINGENCY - (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at September 30, 2021 and 2020)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 332,024,371 and 230,485,100 shares issued and outstanding at September 30, 2021 and 2020, respectively)	33,203	23,049
Additional paid-in capital	14,474,839	141,057
Accumulated deficit	(2,495,159)	(1,558,313)
Accumulated other comprehensive income - foreign currency translation adjustment	8,440	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,021,323	(1,394,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,659,836	$3,799,631

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

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended September 30, 2021 and 2020

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders’
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance as of October 1, 2019	-	$-	230,485,100	$23,049	$141,057	$(1,457,751)	$-	$(1,293,645)

Net loss for the year	-	-	-	-	-	(100,562)	-	(100,562)

Balance as of September 30, 2020	-	-	230,485,100	23,049	141,057	(1,558,313)	-	(1,394,207)

Common stock issued in connection with acquisition	-	-	100,100,000	10,010	14,003,990	-	-	14,014,000

Common stock issued for redeemable preferred stock conversion and related dividend	-	-	1,439,271	144	287,710	-	-	287,854

Stock-based compensation	-	-	-	-	42,082	-	-	42,082

Net loss for the year	-	-	-	-	-	(936,846)	-	(936,846)

Foreign currency translation adjustment	-	-	-	-	-	-	8,440	8,440

Balance as of September 30, 2021	-	$-	332,024,371	$33,203	$14,474,839	$(2,495,159)	$8,440	$12,021,323

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

On May 24, 2021, the Company and the shareholders of Match Financial Limited (the “Match Shareholders”), a private limited company formed in England and Wales (“Match”), entered into a Purchase and Sale Agreement (the “Match Agreement”), pursuant to which the Company, on May 28, 2021, acquired 1,152 ordinary shares of Match representing 70% of the issued and outstanding ordinary shares of Match in consideration of 70,000,000 shares of common stock of the Company (the “Initial Transaction”). On August 30, 2021, the Company exercised its option pursuant to which it acquired from the Match Shareholders the balance of 493 ordinary shares of Match representing 30% of the issued and outstanding ordinary shares of Match for an additional 30,000,000 shares of common stock of the Company. Match is engaged in providing payment services from one fiat currency to another.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company accounts for revenue under the provisions of ASC Topic 606.

The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA (including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support) and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. The Company recognizes the full contracted amount each period with no deferred revenue. The nature of the performance obligation is to provide the specified goods or services directly to the customer. The Company engages another party to satisfy the performance obligation on its behalf. The Company’s performance obligation is not to arrange for the provision of the specified good or service by another party. The Company is primarily responsible for fulfilling the promise to provide the specified good or service. Therefore, the Company is deemed to be a principal in the transaction and recognizes revenue for that performance obligation.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing payment services from one fiat currency to another

In the following table, revenues are disaggregated by segment for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
Revenue Stream	2021	2020
General support services	$19,200,000	$19,200,000
Financial services	86,964	-
Total revenues	$19,286,964	$19,200,000

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

NOTE 4 – ACQUISITION

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

In connection with the acquisition, the Company incurred direct transaction costs of approximately $47,000 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to intangible assets (licenses and banking infrastructure). The costs of acquisition exceeded the fair value of net assets acquired by approximately $14 million. The Company allocated the $14 million excess to intangible assets (licenses and banking infrastructure). The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. The amortization costs of intangible assets (licenses and banking infrastructure), namely, the amortization costs of acquisition, exceeded the fair value of net assets acquired, is not a portion of the Company’s cost of revenue — financial services. Therefore, the amortization amount is not included in cost of revenue — financial services.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT INFORMATION

For the year ended September 30, 2021, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party, and (2) the financial services segment, in which we provide payment services from one fiat currency to another. For the year ended September 30, 2020, the Company operated in one reportable business segment – the general support services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). The BT Prime Litigation was brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus, Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. BT Prime sought, amongst other relief, a determination that the defendants were liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and sought to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against Nukkleus, BT Prime alleged that Nukkleus acquired certain technology assets from Forexware and is a continuation of the business of Forexware and a successor-in-interest to Forexware. Based on this theory, BT Prime alleged that Nukkleus should be jointly and severally liable for any liability attributable to Forexware or the other defendants, should the court eventually find any such liability. Although Nukkleus acquired licenses from Forexware, Forexware retained other assets and continued to operate a separate business, which Nukkleus believes is the business that is pertinent to BT Prime’s allegations. Nukkleus believes that the similarity in Forexware and Nukkleus’s business, including the shared use of software, caused BT Prime to conflate the two businesses, but Nukkleus was not connected to the events that caused the initiation of BT Prime’s liquidation and bankruptcy proceedings.

Nukkleus has issued a limited guarantee of the obligations under a settlement agreement among BT Prime and the defendants other than Nukkleus, limited to an amount equal to $2,050,000, which guarantee is subject to release following payment by the defendants other than Nukkleus of their obligations under the settlement agreement. Nukkleus management believes that the term of the limited guarantee will expire without any payment obligation or other cost to Nukkleus. On May 31, 2022, the BT Prime Litigation was dismissed with prejudice by the bankruptcy court as to Nukkleus and FXDD Malta Ltd.

NOTE 13 – SUBSEQUENT EVENTS

Jacobi transaction

On October 20, 2021, the Company and the shareholders (the “Original Jacobi Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”), including entities of which Jamal Khurshid and Nicholas Gregory, respectively, are the beneficial owner, entered into a Purchase and Sale Agreement (the “Jacobi Agreement”), pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Jacobi Shareholders and shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”), including entities of which Mr. Khurshid and Mr. Gregory, respectively, are the beneficial owners, entered into an Amendment to the Jacobi Agreement agreeing that the Jacobi Transaction would be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 14 - White Lion Stock Purchase Agreement).

Craig Marshak, a member of the Board of Directors of Nukkleus, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by Nukkleus to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise Nukkleus with respect to the Business Combination. As of the date of this annual report re-issuance Nukkleus has paid ClearThink $140,000 and upon closing of the Business Combination Nukkleus is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of the date of this annual report re-issuance.

NOTE 14 – EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS’ REPORT

Digiclear transaction

On December 30, 2021, the Company and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement) pursuant to which the Company agreed to acquire 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of 15,151,515 shares of common stock of the Company (the “Digiclear Transaction”). The Digiclear Transaction closed on March 17, 2022. Digiclear is a company developing a custody and settlement utility operating system.

Third party valuation report

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS’ REPORT (continued)

White Lion Stock Purchase Agreement (continued)

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

Appointment of directors

On May 31, 2022, the Board of Directors (the “Board”) increased the authorized number of directors of the Company and appointed Nicholas Gregory, Daniel Marcus and Brian Schwieger, each to serve as a member of the Board, with immediate effect, each until such time as he resigns or is removed and his successor appointed. There are no arrangements or understandings between any of Mr. Gregory, Mr. Marcus or Mr. Schwieger and the Company or any other person pursuant to which Mr. Gregory, Mr. Marcus or Mr. Schwieger, as applicable, was elected as a director. Mr. Marcus will serve on the Company’s audit committee, nomination committee and compensation committee. Mr. Gregory will serve on the Company’s audit committee and nomination committee. Mr. Schwieger will serve on the Company’s audit committee, nomination committee and compensation committee.

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

Directors and Executive Officers

Name	Age	Position
Emil Assentato	72	Chief Executive Officer, Chief Financial Officer and Chairman
Craig Marshak	62	Director
Jamal “Jamie” Khurshid	46	Chief Operating Officer and Director
Nicholas Gregory	47	Director
Brian Schwieger	54	Director
Daniel Marcus	48	Director

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

Nicholas Gregory is a cryptocurrencies entrepreneur, software engineer and has been involved with Bitcoin since 2012. Providing start-up support, Nicholas co-authored BIP175 of the bitcoin specification and has been instrumental in designing bitcoin protocols such as MainStay and Lawyer 2 Solutions. He has had leadership positions, building talented teams, in multiple Wall Street Investment banks. Nicholas developed many systems and programmes for a variety of companies and industries throughout his career, including Verizon, Capgemini, Merrill Lynch and JP Morgan. He delivered the first Swiss-regulated gold-back token for DGLD and has provided enterprise bitcoin integration on cloud storage systems such as Google Drive and Dropbox. Nicholas is CEO of CommerceBlock and has been quoted in many major publications regarding cryptocurrencies and advisory work for government trade bodies.

Brian Schwieger holds a number of non-executive director and consulting roles after 30 years in commodity and financial markets, including to Redburn Europe Ltd and as senior advisor to McKinsey & Company. In his eight years at London Stock Exchange Group, Brian was responsible for the Equity markets in London and Milan as well as co-head of ETF and Fixed Income markets in London. He was also a non-executive director of MTS, a leading European fixed income trading platform. Brian was previously a Managing Director at Bank of America Merrill Lynch where he helped to build and market their European electronic trading platform. Earlier he held positions at Morgan Stanley (UK Market Maker, European Portfolio Trader, Electronic Trading Business Development) and as a trader of propane and butane cargoes for BP and Continental Grain. Pre-university education was in the US, Germany, Australia and UK. Brian has a BSc (Econ) from the London School of Economics and a Master’s degree in Finance from London Business School.

Dan Marcus is CEO of MarcX Limited, an advisory company specialising in financial market infrastructure and associated products and services. Dan advises on business strategy, corporate structure, regulatory policy and legal issues. Previously Dan was Co-Head of Tradition UK Managed Business, CEO, ParFX and Trad-X and Global Head of Strategy and Business Development, Tradition. Dan was responsible for the development and implementation of strategic initiatives on a global basis, including planning for global regulatory change. He is a qualified lawyer and joined Tradition in 2007 as General Counsel and has a wealth of experience in both business and legal roles within the financial markets, including with the London Stock Exchange. Dan was Tradition’s primary external representative and still sits on multiple advisory boards and committees. He was instrumental in the creation of the ICE Swap Rate and the successor for LIBOR — Term SONIA in partnership with the industry. Dan has written Tradition’s submissions to industry wide consultations as well various publication and books and has appeared as a subject matter expert on television multiple times.

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

Jacobi transaction

On October 20, 2021, the Company and the shareholders (the “Original Jacobi Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”), including entities of which Jamal Khurshid and Nicholas Gregory, respectively, are the beneficial owner, entered into a Purchase and Sale Agreement (the “Jacobi Agreement”), pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Jacobi Shareholders and shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”), including entities of which Mr. Khurshid and Mr. Gregory, respectively, are the beneficial owners, entered into an Amendment to the Jacobi Agreement agreeing that the Jacobi Transaction would be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 14 - White Lion Stock Purchase Agreement).

Craig Marshak, a member of the Board of Directors of Nukkleus, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by Nukkleus to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise Nukkleus with respect to the Business Combination. As of the date of this annual report re-issuance Nukkleus has paid ClearThink $140,000 and upon closing of the Business Combination Nukkleus is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of the date of this annual report re-issuance.

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

NUKKLEUS INC.

Dated: June 10, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer),	June 10, 2022
Chief Financial Officer (Principal Financial Officer) and Chairman

/s/ Craig Marshak	Director	June 10, 2022

/s/ Jamal “Jamie” Khurshid	Chief Operating Officer and Director	June 10, 2022

/s/ Nicholas Gregory	Director	June 10, 2022

/s/ Daniel Marcus	Director	June 10, 2022

/s/ Brian Schwieger	Director	June 10, 2022