Form 10-K/A
period 2021-09-30
Nukkleus Inc.
filed 2022-07-27
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended September 30, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on December 29, 2021 and amended on June 10, 2022 (the “10K Filing”). In response to an SEC comment letter dated July 8, 2022, this Amendment makes certain revisions to the Original Filing to reflect the following revisions:

●	revise the management’s discussion and analysis of financial condition and results of operations under Item 7;

●	revise the consolidated statements of operations and comprehensive loss;

●	revise the Notes to the Consolidated Financial Statements.

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

This Amendment should be read in conjunction with the 10K Filing.

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

Key Performance Indicators (KPI)

The Key Performance Indicators outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and tracking of financial targets.

From May 28, 2021
Performance Indicator	To September 30, 2021
Trading volume	7,299,147
Trading revenue	$86,964
Trading loss	$(675,333)
Average cost per trade	$25,410
Average trade	243,305
Number of trades	30
Clients active	18
Gross trading margin	1.2%
Gross margin	(776.6)%

On May 28, 2021, the Company acquired a controlling interest in Match. There was no comparable information prior to the date the Company acquired a controlling interest in Match.

Trading volume is measured by number of trades.

Trading revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of trading revenue.

Trading loss is measured as trading revenue less the costs of carrying out those trades. During the period from May 28, 2021 (the date the Company acquired a controlling interest in Match) through September 30, 2021, we engaged with introducing brokers in an effort to expand trading volume/revenue. The costs associated with introducing brokers increased the average cost per trade however we expect to gain economies of scale on these fees as the trading volume and average trade value increases.

Average cost per trade is driven by bank, front office employee and introducing broker costs. As previously mentioned, we expect to gain economies of scale for these costs as we will see increased trading volume and average trade value.

Active clients for the period from May 28, 2021 to September 30, 2021 was eighteen. We continue to bring on introducing brokers as well as increases in marketing spend from which we continue to add new clients.

Gross trading margin is a metric that measures gross revenue to gross trading volume.

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

We had revenue from financial services commencing in May 2021. For the year ended September 30, 2021, we had revenue from financial services of $86,964, which represented revenue from May 28, 2021 (the date the Company acquired a controlling interest in Match) to September 30, 2021. We expect that our revenue from financial services will increase in the near future since we are making efforts on expanding our financial services.

Costs of Revenues

For both of the years ended September 30, 2021 and 2020, our cost of general support services was $18,900,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, consulting costs, banking, and trading fees incurred associated with delivery of our services.

Cost of financial services was $762,297 for the year ended September 30, 2021, which represented costs from May 28, 2021 (the date the Company acquired a controlling interest in Match) to September 30, 2021. There was no comparable revenue nor cost of revenue from our financial services operations prior to the date the Company acquired a controlling interest in Match.

Gross Profit (Loss)

For both of the years ended September 30, 2021 and 2020, our gross profit from general support services was $300,000, representing gross margin of 1.6%.

For the year ended September 30, 2021, our gross loss from financial services was $675,333, representing gross margin of (776.6)%, which was primarily attributable to a large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. We expect that we can improve our gross margin from financial services segment in the near future since we anticipated we will generate more revenue from financial services.

Operating Expenses

Operating expenses consisted of professional fees and other general and administrative expenses.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, advisory fees, and consulting fees. Professional fees for the year ended September 30, 2021 versus the year ended September 30, 2020, were $396,277 and $188,000, respectively. The increase was primarily attributable to an increase in consulting fees of approximately $126,000 as a result of the increase in use of consulting service providers, an increase in advisory service fees of approximately $42,000 due to options granted to an advisor in fiscal 2021, and an increase in other miscellaneous items of approximately $40,000. We expect that our professional fees will increase in the near future since we are seeking for business merger and acquisition opportunities.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits and other miscellaneous items.

Total other general and administrative expenses for the year ended September 30, 2021 versus the year ended September 30, 2020, were $160,794 versus $225,115, respectively. The decrease was mainly due to a decrease in compensation and related benefits of approximately $114,000 resulting from the resignation of the director of crypto management on December 15, 2019, offset by an increase in other miscellaneous items of approximately $50,000 resulting from our business expansion.

Other (Expense) Income

Other (expense) income mainly included interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Other expense, net, totaled $4,442 for the year ended September 30, 2021, as compared to other income, net, of $12,553 for the year ended September 30, 2020, a change of $16,995. The change was primarily due to a decrease in gain recognized from change in fair value of digital currency asset as we transferred all of our investment in digital currency to our affiliates in October 2020 and we are no longer engaged in the digital currency business since October 2020.

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

Cash Flow for the Year Ended September 30, 2021 Compared to the Year Ended September 30, 2020

Net cash flow provided by operating activities was $295,887 for the year ended September 30, 2021, which primarily reflected the changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition, mainly consisting of a decrease in due from affiliates of approximately $1,092,000 resulting from the payments received from our affiliates in fiscal 2021, and an increase in accounts payable and accrued liabilities of approximately $114,000, which primarily attributable to the increase in Match’s accounts payable of approximately $55,000 and the increase in accrued directors’ compensation of approximately $40,000, and the non-cash items mainly consisting of amortization of intangible assets representing license and banking infrastructure acquired on Match acquisition of approximately $469,000 and stock-based compensation of approximately $42,000 due to options granted for professional services, offset by consolidated net loss of approximately $937,000, and the changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition, mainly consisting of a decrease in due to affiliates of approximately $467,000 due to the payments made to our affiliates in fiscal 2021.

Net cash flow provided by operating activities was $59,335 for the year ended September 30, 2020, which primarily reflected the changes in operating assets and liabilities, mainly consisting of an increase in due to affiliates of approximately $3,673,000 resulting from the payments received from our affiliates and expenses paid by our affiliates on behalf of us in fiscal 2020, offset by an increase in due from affiliates of approximately $3,501,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in fiscal 2020, and consolidated net loss of approximately $101,000, and the non-cash item mainly consisting of a gain on digital currency of approximately $19,000 resulting from the change in fair market value of digital currency in fiscal 2020.

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

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended September 30,
	2021	2020
	(Restated)

REVENUES
Revenue - general support services - related party	$19,200,000	$19,200,000
Revenue - financial services	86,964	-
Total revenues	19,286,964	19,200,000

COSTS OF REVENUES
Cost of revenue - general support services - related party	18,900,000	18,900,000
Cost of revenue - financial services	762,297	-
Total costs of revenues	19,662,297	18,900,000

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	300,000	300,000
Gross loss - financial services	(675,333)	-
Total gross (loss) profit	(375,333)	300,000

OPERATING EXPENSES:
Professional fees	396,277	188,000
Other general and administrative	160,794	225,115

Total operating expenses	557,071	413,115

LOSS FROM OPERATIONS	(932,404)	(113,115)

OTHER (EXPENSE) INCOME:
Interest expense on redeemable preferred stock	(2,625)	(3,750)
Amortization of debt discount	(1,545)	(2,290)
Gain on digital currency	-	18,593
Other expense	(272)	-

Total other (expense) income, net	(4,442)	12,553

LOSS BEFORE INCOME TAXES	(936,846)	(100,562)

INCOME TAXES	-	-

NET LOSS	$(936,846)	$(100,562)

COMPREHENSIVE LOSS:
NET LOSS	$(936,846)	$(100,562)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	8,440	-
COMPREHENSIVE LOSS	(928,406)	(100,562)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	257,771,553	230,485,100

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company accounts for revenue under the provisions of ASC Topic 606.

The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA (including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support) and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. The Company recognizes the full contracted amount each period with no deferred revenue. The nature of the performance obligation is to provide the specified goods or services directly to the customer. The Company engages another party to satisfy the performance obligation on its behalf. The Company’s performance obligation is not to arrange for the provision of the specified good or service by another party. The Company is primarily responsible for fulfilling the promise to provide the specified good or service. Therefore, the Company is deemed to be a principal in the transaction and recognizes revenue for that performance obligation. The Company is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. Under a General Services Agreement (“GSA”), the Company is contractually obligated to provide for the fulfillment software, technology, customer sales and marketing and risk management technology hardware and software solutions package to Triton Capital Markets Ltd. (“TCM”) The Company provides these services, obtained from affiliate service provider FXDirect Dealer, LLC which is under common ownership, and controls the services of its service provider necessary to legally transfer of the services to TCM. Consequently, the Company is defined as the principal in the transaction. The Company, as principal, satisfies its obligation by providing ongoing service support enabling TCM to conduct its retail FX business without interruption. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The monthly GSA price is calculated by applying the Company's 1.6% mark-up to the costs of the services being provided by FXDirect Dealer, LLC.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing payment services from one fiat currency to another

In the following table, revenues are disaggregated by segment for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
Revenue Stream	2021	2020
General support services	$19,200,000	$19,200,000
Financial services	86,964	-
Total revenues	$19,286,964	$19,200,000

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

In connection with the acquisition, the Company incurred direct transaction costs of approximately $47,000 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to intangible assets (licenses and banking infrastructure). The costs of acquisition exceeded the fair value of net assets acquired by approximately $14 million. The Company allocated the $14 million excess to intangible assets (licenses and banking infrastructure). The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. The amortization costs of intangible assets (licenses and banking infrastructure) were included in cost of revenue – financial services.

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

Information with respect to these reportable business segments for the years ended September 30, 2021 and 2020 was as follows:

	Years Ended September 30,
	2021	2020
Revenues
General support services	$19,200,000	$19,200,000
Financial services	86,964	-
Total	19,286,964	19,200,000

Costs of revenues
General support services	18,900,000	18,900,000
Financial services	762,297	-
Total	19,662,297	18,900,000

Gross profit (loss)
General support services	300,000	300,000
Financial services	(675,333)	-
Total	(375,333)	300,000

Operating expenses
Financial services	83,944	-
Corporate/Other	473,127	413,115
Total	557,071	413,115

Other (expense) income
Financial services	(272)	-
Corporate/Other	(4,170)	12,553
Total	(4,442)	12,553

Net income (loss)
General support services	300,000	300,000
Financial services	(759,549)	-
Corporate/Other	(477,297)	(400,562)
Total	(936,846)	(100,562)

Amortization
Financial services	469,286	-
Total	$469,286	$-

Total assets at September 30, 2021 and 2020	September 30, 2021	September 30, 2020
Financial services	$13,703,140	$-
Corporate/Other	2,956,696	3,799,631
Total	$16,659,836	$3,799,631

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DISCLOSURE OF PRIOR PERIODS FINANCIAL STATEMENTS IMMATERIAL ERRORS (UNAUDITED)

Operating expense reclassifications

The Company reclassified certain expenses on its Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss effective for the third quarter of fiscal 2021, the first quarter of fiscal 2022, and the second quarter of fiscal 2022. These changes in classification align the Company’s external presentation of operating-related expenses with the way that the Company's chief operating decision maker (CODM) assesses spend and resource allocation decisions around the Company’s operations as well as provide users of the financial statements with more information including separately stating amortization and classifying costs on the Statement of Operations according to their primary function (e.g., Amortization of intangible assets). The Company has reclassified these expenses for the prior periods presented to provide comparable historical financial information. The Company intends to use this new presentation of operating-related expenses going forward.

The Company assessed the materiality of this error in accordance with SAB No. 99 “Materiality” and Accounting Standards Codification 250 Accounting Changes and Error Corrections and determined that this was an immaterial error.

The reclassifications did not have any impact to consolidated operating loss, net loss, cash flows or earnings per share. The following tables illustrate the reclassifications and financial impact on the various line items impacted on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss and Segment Reporting, as follows:

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended June 30, 2021

	Three Months Ended June 30, 2021
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of revenue - financial services	$27,636	$117,145	$144,781	80.9%
Amortization of intangible assets	117,145	(117,145)	-	100.0%
Total	144,781		144,781

	Nine Months Ended June 30, 2021
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of revenue - financial services	$27,636	$117,145	$144,781	80.9%
Amortization of intangible assets	117,145	(117,145)	-	100.0%
Total	144,781		144,781

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DISCLOSURE OF PRIOR PERIODS FINANCIAL STATEMENTS IMMATERIAL ERRORS (UNAUDITED) (continued)

Segment Reporting Reclassifications

As Reported:

For the Three Months Ended June 30, 2021	Corporate/Other	Financial Services	Total
Cost of revenue - financial services	$-	$27,636	$27,636
Operating expenses	185,275	3,439	188,714

As Revised:

For the Three Months Ended June 30, 2021	Corporate/Other	Financial Services	Total
Cost of revenue - financial services	$-	$144,781	$144,781
Operating expenses	68,130	3,439	71,569

As Reported:

For the Nine Months Ended June 30, 2021	Corporate/Other	Financial Services	Total
Cost of revenue - financial services	$-	$27,636	$27,636
Operating expenses	385,801	3,439	389,240

As Revised:

For the Nine Months Ended June 30, 2021	Corporate/Other	Financial Services	Total
Cost of revenue - financial services	$-	$144,781	$144,781
Operating expenses	268,656	3,439	272,095

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended December 31, 2021

	Three Months Ended December 31, 2021
Operating expense:	As Reported	Adjustment		As Revised	% Change
Cost of revenue - financial services	$160,842		$846,589	$1,007,431	84.0%
Amortization of intangible assets	911,943		(846,589)	65,354	(1,295.4)%
Total	$1,072,785	$		$1,072,785

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DISCLOSURE OF PRIOR PERIODS FINANCIAL STATEMENTS IMMATERIAL ERRORS (UNAUDITED) (continued)

Segment Reporting Reclassifications

	Three Months Ended December 31, 2021
Financial Services	As Reported	As Revised
Cost of revenue - financial services	$160,842	$1,007,431
Operating expenses	1,249,644	403,055
Total	$1,410,486	$1,410,486

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended March 31, 2022

	Three Months Ended March 31, 2022
Operating expense:	As Reported	Adjustment		As Revised	% Change
Cost of revenue - financial services	$163,583		$526,601	$690,184	76.3%
Amortization of intangible assets	592,891		(526,601)	66,290	(794.4)%
Total	$756,474	$		$756,474

	Six Months Ended March 31, 2022
Operating expense:	As Reported	Adjustment		As Revised	% Change
Cost of revenue - financial services	$324,425		$1,373,190	$1,697,615	80.9%
Amortization of intangible assets	1,504,834		(1,373,190)	131,644	(1,043.1)%
Total	$1,829,259	$		$1,829,259

Segment Reporting Reclassifications

	Three Months Ended March 31, 2022
Financial Services	As Reported	As Revised
Cost of revenue - financial services	$163,583	$690,184
Operating expenses	804,833	278,232
Total	$968,416	$968,416

	Six Months Ended March 31, 2022
Financial Services	As Reported	As Revised
Cost of revenue - financial services	$324,425	$1,697,615
Operating expenses	2,054,477	681,287
Total	$2,378,902	$2,378,902

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

Jacobi transaction

On October 20, 2021, the Company and the shareholders (the “Original Jacobi Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”), including entities of which Jamal Khurshid and Nicholas Gregory, respectively, are the beneficial owner, entered into a Purchase and Sale Agreement (the “Jacobi Agreement”), pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Jacobi Shareholders and shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”), including entities of which Mr. Khurshid and Mr. Gregory, respectively, are the beneficial owners, entered into an Amendment to the Jacobi Agreement agreeing that the Jacobi Transaction would be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. The 20,000,000 shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant, and the Company recorded cost method investment of $6,602,000. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

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

NUKKLEUS INC.

Dated: July 27, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer),	July 27, 2022
Chief Financial Officer (Principal Financial Officer) and Chairman

/s/ Craig Marshak	Director	July 27, 2022

/s/ Jamal “Jamie” Khurshid	Chief Operating Officer and Director	July 27, 2022

/s/ Nicholas Gregory	Director	July 27, 2022

/s/ Daniel Marcus	Director	July 27, 2022

/s/ Brian Schwieger	Director	July 27, 2022