Form 10-Q/A
period 2021-12-31
Nukkleus Inc.
filed 2022-08-01
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

212 - 791-4663

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 14, 2022 (the “10Q Filing”). In response to an SEC comment letter dated July 8, 2022, this Amendment makes certain revisions to the Original Filing to reflect the following revisions:

●	revise the management’s discussion and analysis of financial condition and results of operations under Item 2;

●	revise the unaudited condensed consolidated statements of operations and comprehensive loss;

●	revise the Notes to Unaudited Condensed Consolidated Financial Statements.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part II, “Item 6. Exhibits” hereof.

Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the 10Q Filing or modify or update those disclosures affected by subsequent events.

This Amendment should be read in conjunction with the 10Q Filing.

NUKKLEUS INC.

FORM 10-Q/A

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

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,
	2021	2020
	(Restated)
REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000
Revenue - financial services	329,015	-
Total revenues	5,129,015	4,800,000

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000
Cost of revenue - financial services	1,007,431	-
Total costs of revenues	5,732,431	4,725,000

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	75,000	75,000
Gross loss - financial services	(678,416)	-
Total gross (loss) profit	(603,416)	75,000

OPERATING EXPENSES:
Professional fees	921,732	86,772
Amortization of intangible assets	65,354	-
Other general and administrative	353,121	40,313

Total operating expenses	1,340,207	127,085

LOSS FROM OPERATIONS	(1,943,623)	(52,085)

OTHER EXPENSE:
Other expense	(1,216)	(1,510)

Total other expense	(1,216)	(1,510)

LOSS BEFORE INCOME TAXES	(1,944,839)	(53,595)

INCOME TAXES	-	-

NET LOSS	$(1,944,839)	$(53,595)

COMPREHENSIVE LOSS:
NET LOSS	$(1,944,839)	$(53,595)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(2,227)	-
COMPREHENSIVE LOSS	$(1,947,066)	$(53,595)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	335,720,023	230,485,100

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

For the three months ended December 31, 2021, amortization expense amounted to $911,943, of which, $846,589 was included in cost of revenue – financial services and $65,354 was included in operating expenses. There was no comparable amortization for the three months ended December 31, 2020. Amortization of intangible assets attributable to future periods is as follows:

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

Information with respect to these reportable business segments for the three months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended December 31,
	2021	2020
Revenues
General support services	$4,800,000	$4,800,000
Financial services	329,015	-
Total	5,129,015	4,800,000

Costs of revenues
General support services	4,725,000	4,725,000
Financial services	1,007,431	-
Total	5,732,431	4,725,000

Gross profit (loss)
General support services	75,000	75,000
Financial services	(678,416)	-
Total	(603,416)	75,000

Operating expenses
Financial services	403,055	-
Corporate/Other	937,152	127,085
Total	1,340,207	127,085

Other expense
Financial services	(1,216)	-
Corporate/Other	-	(1,510)
Total	(1,216)	(1,510)

Net income (loss)
General support services	75,000	75,000
Financial services	(1,082,687)	-
Corporate/Other	(937,152)	(128,595)
Total	(1,944,839)	(53,595)

Amortization
Financial services	911,943	-
Total	$911,943	$-

Total assets at December 31, 2021 and September 30, 2021	December 31, 2021	September 30, 2021
Financial services	$9,945,454	$13,703,140
Corporate/Other	9,232,534	2,956,696
Total	$19,177,988	$16,659,836

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding (the “BT Prime Litigation”) filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). On May 31, 2022, the BT Prime Litigation was dismissed with prejudice by the bankruptcy court as to Nukkleus.

The BT Prime Litigation was brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus, Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. BT Prime sought, amongst other relief, a determination that the defendants were liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and sought to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against Nukkleus, BT Prime alleged that Nukkleus acquired certain technology assets from Forexware and is a continuation of the business of Forexware and a successor-in-interest to Forexware. Based on this theory, BT Prime alleged that Nukkleus should be jointly and severally liable for any liability attributable to Forexware or the other defendants, should the court eventually find any such liability. Although Nukkleus acquired licenses from Forexware, Forexware maintained other assets and continued to operate a separate business, which Nukkleus believes is the business that is pertinent to BT Prime’s allegations. Nukkleus has issued a limited guarantee of the obligations under a settlement agreement among BT Prime and the defendants other than Nukkleus, limited to an amount equal to $2,050,000, which guarantee is subject to release following payment by the defendants other than Nukkleus of their obligations under the settlement agreement. Nukkleus management believes that the term of the limited guarantee will expire without any payment obligation or other cost to Nukkleus.

NOTE 13 – SUBSEQUENT EVENTS

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 13 - White Lion Stock Purchase Agreement).

Craig Marshak, a member of the Board of Directors of Nukkleus, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by Nukkleus to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise Nukkleus with respect to the Business Combination. As of the date of this quarterly report re-issuance Nukkleus has paid ClearThink $140,000 and upon closing of the Business Combination Nukkleus is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of the date of this quarterly report re-issuance.

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

Merger

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. The transaction is expected to close in the fourth quarter of fiscal year 2022 provided however there is no guarantee that the transaction will close.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (continued)

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

NOTE 14 – DISCLOSURE OF CURRENT PERIOD FINANCIAL STATEMENT IMMATERIAL ERROR (UNAUDITED)

Operating expense reclassifications

The Company reclassified certain expenses on its Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss effective for the third quarter of fiscal 2021. These changes in classification align the Company’s external presentation of operating-related expenses with the way that the Company's chief operating decision maker (CODM) assesses spend and resource allocation decisions around the Company’s operations as well as provide users of the financial statements with more information including separately stating amortization and classifying costs on the Statement of Operations according to their primary function (e.g., Amortization of intangible assets). The Company has reclassified these expenses for the prior periods presented to provide comparable historical financial information. The Company intends to use this new presentation of operating-related expenses going forward.

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

Three Months Ended
Performance Indicator	December 31, 2021
Trading volume	4,854,373
Trading revenue	329,015
Trading loss	(678,416)
Average cost per trade	9,877
Average trade	47,592
Number of trades	102
Clients active	30
Gross trading margin	6.8%
Gross margin	(206.2)%

On May 28, 2021, the Company acquired a controlling interest in Match. There was no comparable information prior to the date the Company acquired a controlling interest in Match.

Trading volume is measured by number of trades.

Trading revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of trading revenue.

Trading loss is measured as trading revenue, less the costs of carrying out those trades. During the first quarter of fiscal 2022, we engaged with introducing brokers in an effort to expand trading volume/revenue. The costs associated with introducing brokers increased the average cost per trade however we expect to gain economies of scale on these fees as the trading volume and average trade value increases.

Average cost per trade is driven by bank, front office employee and introducing broker costs. As previously mentioned, we expect to gain economies of scale for these costs as we will see increased trading volume and average trade value.

Active clients for the three months ended December 31, 2021 was 30. We continue to bring on introducing brokers as well as increases in marketing spend from which we continue to add new clients.

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

Cost of financial services was $1,007,431 for the three months ended December 31, 2021. There was no comparable revenue nor cost of revenue from our financial services operations for the three months ended December 31, 2020.

Gross Profit (Loss)

For both of the three months ended December 31, 2021 and 2020, our gross profit from general support services was $75,000, representing gross margin of 1.6%.

For the three months ended December 31, 2021, our gross loss from financial services was $678,416, representing gross loss of 206.2%, which was primarily attributable to a large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. We expect that our gross margin for the financial services segment will increase since we anticipate we will generate more revenue from financial services and we can improve our gross margin from financial services segment to the extent that we can become more efficient by increasing our revenue.

Operating Expenses

Operating expenses consisted of professional fees, amortization of intangible assets, and other general and administrative expenses.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, and advisory fees, and consulting fees. For the three months ended December 31, 2021, professional fees increased by $834,960, or 962.2%, as compared to the three months ended December 31, 2020. The significant increase was primarily attributable to an increase in consulting fees of approximately $427,000, which was mainly due to the increase in options granted to consultants of approximately $379,000 and the increase of approximately $48,000 mainly related to merger and acquisition consulting services, an increase in advisory service fees of $300,000 mainly due to increased advisory service related to our merger and acquisition, an increase in legal service fees of approximately $95,000 due to increased legal service related to our merger and acquisition, and an increase in other miscellaneous items of approximately $13,000 resulting from our business expansion. We expect that our professional fees will remain in its current level with minimal increase in the near future.

Amortization of intangible assets

For the three months ended December 31, 2021, our amortization of intangible assets amounted to $65,354. There was no comparable amortization for the three months ended December 31, 2020. We expect that our amortization of intangible assets will remain in its current level in the near future.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits, rent and other miscellaneous items.

Total other general and administrative expenses for the three months ended December 31, 2021 versus the three months ended December 31, 2020, were $353,121 versus $40,313, respectively. The increase was mainly due to an increase in compensation and related benefits of approximately $115,000, an increase in rent expense of approximately $39,000, an increase in advertising and marketing expense of approximately $35,000, and an increase in other miscellaneous items of approximately $124,000, resulting from our business expansion. We expect that other general and administrative expenses will remain in its current level with minimal increase in the near future.

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

Cash Flow for the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Net cash flow used in operating activities for the three months ended December 31, 2021 was $305,264, which primarily reflected our consolidated net loss of approximately $1,945,000, offset by the changes in operating assets and liabilities, primarily consisting of an increase in due to affiliates of approximately $146,000 resulting from the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the first quarter of fiscal 2022, and an increase in accounts payable and accrued liabilities of approximately $197,000 which was mainly due to the increase in accrued professional fees of approximately $170,000 driven by the increase in professional service providers, and the non-cash items adjustment consisting of amortization of intangible assets of approximately $912,000, and stock-based compensation and service expense of approximately $379,000.

Net cash flow provided by operating activities was $7,493 for the three months ended December 31, 2020, which primarily reflected the changes in operating assets and liabilities, primarily consisting of a decrease in due from affiliates of approximately $292,000 resulting from the payments received from our affiliates in the three months ended December 31, 2020, and an increase in accounts payable and accrued liabilities of approximately $38,000, offset by a decrease in due to affiliates of approximately $272,000 due to the payments made to our affiliates in the three month ended December 31, 2020, and our consolidated net loss of approximately $54,000.

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

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding (the “BT Prime Litigation”) filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). On May 31, 2022, the BT Prime Litigation was dismissed with prejudice by the bankruptcy court as to Nukkleus.

The BT Prime Litigation was brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus, Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. BT Prime sought, amongst other relief, a determination that the defendants were liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and sought to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against Nukkleus, BT Prime alleged that Nukkleus acquired certain technology assets from Forexware and is a continuation of the business of Forexware and a successor-in-interest to Forexware. Based on this theory, BT Prime alleged that Nukkleus should be jointly and severally liable for any liability attributable to Forexware or the other defendants, should the court eventually find any such liability. Although Nukkleus acquired licenses from Forexware, Forexware maintained other assets and continued to operate a separate business, which Nukkleus believes is the business that is pertinent to BT Prime’s allegations. Nukkleus has issued a limited guarantee of the obligations under a settlement agreement among BT Prime and the defendants other than Nukkleus, limited to an amount equal to $2,050,000, which guarantee is subject to release following payment by the defendants other than Nukkleus of their obligations under the settlement agreement. Nukkleus management believes that the term of the limited guarantee will expire without any payment obligation or other cost to Nukkleus.

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

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

NUKKLEUS INC.
(Registrant)

Date: August 1, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman