Form 10-Q/A
period 2022-03-31
Nukkleus Inc.
filed 2022-08-01
CIK 1592782

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended March 31, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 23, 2022 (the “10Q Filing”). In response to an SEC comment letter dated July 8, 2022, this Amendment makes certain revisions to the Original Filing to reflect the following revisions:

●	revise the management’s discussion and analysis of financial condition and results of operations under Item 2;

●	revise the unaudited condensed consolidated statements of operations and comprehensive (loss) income;

●	revise the Notes to Unaudited Condensed Consolidated Financial Statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$50,444	$355,673
Accounts receivable	55,892	57,953
Due from affiliates	1,479,413	2,617,873
Other current assets	26,627	12,221

TOTAL CURRENT ASSETS	1,612,376	3,043,720

NON-CURRENT ASSETS:
Cost method investment	6,602,000	-
Equity method investment	4,929,381	-
Intangible assets, net	9,260,888	13,616,116

TOTAL NON-CURRENT ASSETS	20,792,269	13,616,116

TOTAL ASSETS	$22,404,645	$16,659,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to affiliates	$4,026,354	$4,257,792
Accounts payable and accrued liabilities	561,460	380,721

TOTAL CURRENT LIABILITIES	4,587,814	4,638,513

TOTAL LIABILITIES	4,587,814	4,638,513

CONTINGENCY - (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at March 31, 2022 and September 30, 2021)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 367,175,886 and 332,024,371 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively)	36,718	33,203
Additional paid-in capital	24,127,298	14,474,839
Accumulated deficit	(6,366,612)	(2,495,159)
Accumulated other comprehensive income - foreign currency translation adjustment	19,427	8,440

TOTAL STOCKHOLDERS’ EQUITY	17,816,831	12,021,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,404,645	$16,659,836

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
	(Restated)		(Restated)
REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Revenue - financial services	289,017	-	618,032	-
Total revenues	5,089,017	4,800,000	10,218,032	9,600,000

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000	9,450,000	9,450,000
Cost of revenue - financial services	690,184	-	1,697,615	-
Total costs of revenues	5,415,184	4,725,000	11,147,615	9,450,000

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	75,000	75,000	150,000	150,000
Gross loss - financial services	(401,167)	-	(1,079,583)	-
Total gross (loss) profit	(326,167)	75,000	(929,583)	150,000

OPERATING EXPENSES:
Advertising and marketing	163,427	-	198,649	-
Professional fees	1,066,816	51,500	1,988,548	138,272
Amortization of intangible assets	66,290	-	131,644	-
Other general and administrative	231,022	21,941	548,921	62,254

Total operating expenses	1,527,555	73,441	2,867,762	200,526

(LOSS) INCOME FROM OPERATIONS	(1,853,722)	1,559	(3,797,345)	(50,526)

OTHER EXPENSE:
Loss from equity method investment	(70,619)	-	(70,619)	-
Other expense	(2,273)	(1,510)	(3,489)	(3,020)

Total other expense	(72,892)	(1,510)	(74,108)	(3,020)

(LOSS) INCOME BEFORE INCOME TAXES	(1,926,614)	49	(3,871,453)	(53,546)

INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(1,926,614)	$49	$(3,871,453)	$(53,546)

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(1,926,614)	$49	$(3,871,453)	$(53,546)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	13,214	-	10,987	-
COMPREHENSIVE (LOSS) INCOME	$(1,913,400)	$49	$(3,860,466)	$(53,546)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.00	$(0.01)	$(0.00)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	354,549,624	230,485,100	345,031,364	230,485,100
Diluted	354,549,624	231,735,100	345,031,364	230,485,100

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

NOTE 5 – EQUITY METHOD INVESTMENT

As of March 31, 2022, the equity method investment amounted to $4,929,381. The investment represents the Company’s interest in Digiclear Inc. (“Digiclear”). Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is a company developing a custody and settlement utility operating system.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

For the three and six months ended March 31, 2022, amortization expense amounted to $592,891 and $1,504,834, respectively, of which, $526,601 and $1,373,190 was included in cost of revenue – financial services, and $66,290 and $131,644 was included in operating expenses, respectively. There was no comparable amortization for the three and six months ended March 31, 2021. Amortization of intangible assets attributable to future periods is as follows:

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
General support services	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Financial services	289,017	-	618,032	-
Total	5,089,017	4,800,000	10,218,032	9,600,000

Costs of revenues
General support services	4,725,000	4,725,000	9,450,000	9,450,000
Financial services	690,184	-	1,697,615	-
Total	5,415,184	4,725,000	11,147,615	9,450,000

Gross profit (loss)
General support services	75,000	75,000	150,000	150,000
Financial services	(401,167)	-	(1,079,583)	-
Total	(326,167)	75,000	(929,583)	150,000

Operating expenses
Financial services	278,232	-	681,287	-
Corporate/Other	1,249,323	73,441	2,186,475	200,526
Total	1,527,555	73,441	2,867,762	200,526

Other expense
Financial services	1,185	-	2,401	-
Corporate/Other	71,707	1,510	71,707	3,020
Total	72,892	1,510	74,108	3,020

Net income (loss)
General support services	75,000	75,000	150,000	150,000
Financial services	(680,584)	-	(1,763,271)	-
Corporate/Other	(1,321,030)	(74,951)	(2,258,182)	(203,546)
Total	(1,926,614)	49	(3,871,453)	(53,546)

Amortization
Financial services	591,955	-	1,503,898	-
Corporate/Other	936	-	936	-
Total	$592,891	$-	$1,504,834	$-

Total assets at March 31, 2022 and September 30, 2021	March 31, 2022	September 30, 2021
Financial services	$9,376,915	$13,703,140
Corporate/Other	13,027,730	2,956,696
Total	$22,404,645	$16,659,836

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

NOTE 15 – DISCLOSURE OF CURRENT PERIOD FINANCIAL STATEMENT IMMATERIAL ERROR (UNAUDITED)

Operating expense reclassifications

The Company reclassified certain expenses on its Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income effective for the third quarter of fiscal 2021. These changes in classification align the Company’s external presentation of operating-related expenses with the way that the Company's chief operating decision maker (CODM) assesses spend and resource allocation decisions around the Company’s operations as well as provide users of the financial statements with more information including separately stating amortization and classifying costs on the Statement of Operations according to their primary function (e.g., Amortization of intangible assets). The Company has reclassified these expenses for the prior periods presented to provide comparable historical financial information. The Company intends to use this new presentation of operating-related expenses going forward.

The Company assessed the materiality of this error in accordance with SAB No. 99 “Materiality” and Accounting Standards Codification 250 Accounting Changes and Error Corrections and determined that this was an immaterial error.

The reclassifications did not have any impact to consolidated operating loss/income, net loss/income, cash flows or earnings per share. The following tables illustrate the reclassifications and financial impact on the various line items impacted on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income and Segment Reporting, as follows:

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

Impact of COVID-19 on Our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Due to the nature of Nukkleus’s business, the technology we use and offer to our customers, and our employees’ ability to work remotely, there was no material impact of COVID-19 on our business, operations and financial results.

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

	Three Months Ended	Six Months Ended
Performance Indicator	March 31, 2022	March 31, 2022
Trading volume	38,121,289	59,304,826
Trading revenue	$289,017	$618,032
Trading loss	$(401,167)	$(1,079,583)
Average cost per trade	$3,595	$4,769
Average trade	198,548	166,587
Number of trades	192	356
Clients active	30	37
Gross trading margin	0.8%	1.0%
Gross margin	(138.8)%	(174.7)%

On May 28, 2021, the Company acquired a controlling interest in Match. There was no comparable information prior to the date the Company acquired a controlling interest in Match.

Trading volume is measured by number of trades.

Trading revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of trading revenue.

Trading loss is measured as trading revenue, less the costs of carrying out those trades. During the first half of fiscal 2022, we engaged with introducing brokers in an effort to expand trading volume/revenue. The costs associated with introducing brokers increased the average cost per trade however we expect to gain economies of scale on these fees as the trading volume and average trade value increases.

Average cost per trade is driven by bank, front office employee and introducing broker costs. As previously mentioned, we expect to gain economies of scale for these costs as we will see increased trading volume and average trade value.

Active clients for the three and six months ended March 31, 2022 was 30 and 37, respectively. We continue to bring on introducing brokers as well as increases in marketing spend from which we continue to add new clients.

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

Cost of financial services was $690,184 and $1,697,615 for the three and six months ended March 31, 2022, respectively. There was no comparable revenue nor cost of revenue from our financial services operations for the three and six months ended March 31, 2021.

Gross Profit (Loss)

For both of the three months ended March 31, 2022 and 2021, our gross profit from general support services was $75,000, representing gross margin of 1.6%. For both of the six months ended March 31, 2022 and 2021, our gross profit from general support services was $150,000, representing gross margin of 1.6%.

For the three and six months ended March 31, 2022, Nukkleus’s gross loss from financial services was $401,167 and $1,079,583, representing gross margin of (138.8)% and (174.7)%, respectively. The gross losses were primarily attributable to a large portion of cost of financial services are fixed and do not change along with the increase/decrease in revenue from financial services. We expect that our gross margin for the financial services segment will increase since we anticipate we will generate more revenue from financial services and we can improve our gross margin from financial services segment to the extent that we can become more efficient by increasing our revenue.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, amortization of intangible assets, and other general and administrative expenses.

Advertising and marketing

For the three and six months ended March 31, 2022, advertising and marketing expense amounted to $163,427 and $198,649, respectively. In the first half of fiscal year 2022, we incurred advertising and marketing activities to enhance the visibility and marketability of our services and to improve brand recognition and awareness. We did not have any advertising and marketing costs during the three and six months ended March 31, 2021. We expect that our advertising and marketing expense will remain in its current quarterly level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, advisory fees, and consulting fees.  For the three months ended March 31, 2022, professional fees increased by $1,015,316, or 1,971.5%, as compared to the three months ended March 31, 2021. The significant increase was primarily attributable to an increase in consulting fees of approximately $862,000, which was mainly due to the increase in options granted to consultants of approximately $526,000 and the increase of approximately $336,000 mainly related to merger and acquisition consulting services, an increase in legal service fees of approximately $118,000 due to increased legal service related to our merger and acquisition, and an increase in other miscellaneous items of approximately $35,000 resulting from our business expansion. For the six months ended March 31, 2022, professional fees increased by $1,850,276, or 1,338.1%. The significant increase was primarily attributable to an increase in advisory service fees of $300,000 mainly driven by increased advisory service related to our merger and acquisition, an increase in legal service fees of approximately $212,000 resulting from increased legal service related to our merger and acquisition, an increase in consulting fees of approximately $1,289,000, which was due to the increase in options granted to consultants of approximately $904,000 and the increase of approximately $385,000 mainly related to merger and acquisition consulting services, and an increase in other miscellaneous items of approximately $49,000 resulting from our business expansion. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

Amortization of intangible assets

For the three and six months ended March 31, 2022, our amortization of intangible assets amounted to $66,290 and $131,644, respectively. There was no comparable amortization for the three and six months ended March 31, 2021. We expect that our amortization of intangible assets will remain in its current quarterly level in the near future.

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

Total other general and administrative expenses for the six months ended March 31, 2022 versus the six months ended March 31, 2021, were $548,921 versus $62,254, respectively. The increase was mainly due to an increase in compensation and related benefits of approximately $235,000, an increase in rent expense of approximately $78,000, and an increase in other miscellaneous items of approximately $173,000, resulting from our business expansion. We expect that other general and administrative expenses will remain in its current quarterly level with minimal increase in the near future.

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

Our working capital deficit increased by $1,380,645 to $2,975,438 at March 31, 2022 from $1,594,793 at September 30, 2021. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $305,000, a decrease in due from affiliates of approximately $1,138,000 resulting from the payments received from our affiliates in the six months ended March 31, 2022, and an increase in accounts payable and accrued liabilities of approximately $181,000, which mainly attributable to the increase in accrued professional fees of approximately $130,000 resulting from the increase in professional service providers and the increase in accounts payable of approximately $55,000 due to our business expansion, offset by a decrease in due to affiliates of approximately $231,000 due to the payments made to our affiliates in the six months ended March 31, 2022.

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

Cash Flow for the Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Net cash flow used in operating activities for the six months ended March 31, 2022 was $304,371, which primarily reflected our consolidated net loss of approximately $3,871,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in due to affiliates of approximately $224,000 due to the payments made to our affiliates in the first half of fiscal 2022, offset by a decrease in due from affiliates of approximately $1,138,000 resulting from the payments received from our affiliates in the first half of fiscal 2022, and an increase in accounts payable and accrued liabilities of approximately $187,000 which was mainly due to the increase in accrued professional fees of approximately $130,000 resulting from the increase in professional service providers and the increase in Match’s accounts payable of approximately $55,000, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,505,000, and stock-based compensation and service expense of approximately $904,000.

Net cash flow provided by operating activities was $16,648 for the six months ended March 31, 2021, which primarily reflected the changes in operating assets and liabilities, primarily consisting of a decrease in due from affiliates of approximately $792,000 resulting from the payments received from our affiliates in the first half of fiscal 2021, and an increase in accounts payable and accrued liabilities of approximately $48,000, offset by a decrease in due to affiliates of approximately $771,000 due to the payments made to our affiliates in the six months ended March 31, 2021, and our consolidated net loss of approximately $54,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Merger

On February 22, 2022, the Company, entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the Nasdaq-listed parent company of Brilliant. The merger is expected to close in the fourth quarter of fiscal year 2022, following the receipt of the required approvals by Nukkleus’s and Brilliant’s shareholders, respectively, and the fulfillment or waiver of other closing conditions, of which there is no guarantee.

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