Form 10-Q
period 2022-06-30
Nukkleus Inc.
filed 2022-08-22
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 22, 2022
Common Stock, $0.0001 par value per share	367,175,886 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$23,142	$355,673
Accounts receivable	68,459	57,953
Due from affiliates	871,344	2,617,873
Other current assets	9,250	12,221

TOTAL CURRENT ASSETS	972,195	3,043,720

NON-CURRENT ASSETS:
Cost method investment	6,602,000	-
Equity method investment	4,598,701	-
Intangible assets, net	8,667,996	13,616,116

TOTAL NON-CURRENT ASSETS	19,868,697	13,616,116

TOTAL ASSETS	$20,840,892	$16,659,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to affiliates	$3,913,816	$4,257,792
Accounts payable and accrued liabilities	543,267	380,721

TOTAL CURRENT LIABILITIES	4,457,083	4,638,513

TOTAL LIABILITIES	4,457,083	4,638,513

COMMITMENTS AND CONTINGENCIES - (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at June 30, 2022 and September 30, 2021)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 367,175,886 and 332,024,371 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively)	36,718	33,203
Additional paid-in capital	24,652,919	14,474,839
Accumulated deficit	(8,352,899)	(2,495,159)
Accumulated other comprehensive income	47,071	8,440

TOTAL STOCKHOLDERS’ EQUITY	16,383,809	12,021,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,840,892	$16,659,836

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021

REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Revenue - financial services	352,192	41,602	970,224	41,602
Total revenues	5,152,192	4,841,602	15,370,224	14,441,602

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000	14,175,000	14,175,000
Cost of revenue - financial services	700,705	144,781	2,398,320	144,781
Total costs of revenues	5,425,705	4,869,781	16,573,320	14,319,781

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	75,000	75,000	225,000	225,000
Gross loss - financial services	(348,513)	(103,179)	(1,428,096)	(103,179)
Total gross (loss) profit	(273,513)	(28,179)	(1,203,096)	121,821

OPERATING EXPENSES:
Advertising and marketing	147,177	-	345,826	-
Professional fees	911,856	51,500	2,900,404	189,772
Compensation and related benefits	100,115	10,000	355,359	30,000
Amortization of intangible assets	66,291	-	197,935	-
Other general and administrative	155,539	10,069	449,216	52,323

Total operating expenses	1,380,978	71,569	4,248,740	272,095

LOSS FROM OPERATIONS	(1,654,491)	(99,748)	(5,451,836)	(150,274)

OTHER EXPENSE:
Loss from equity method investment	(330,680)	-	(401,299)	-
Other expense	(1,116)	(790)	(4,605)	(3,810)

Total other expense	(331,796)	(790)	(405,904)	(3,810)

LOSS BEFORE INCOME TAXES	(1,986,287)	(100,538)	(5,857,740)	(154,084)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,986,287)	$(100,538)	$(5,857,740)	$(154,084)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	3,266	-	3,266

NET LOSS ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS	$(1,986,287)	$(103,804)	$(5,857,740)	$(157,350)

COMPREHENSIVE LOSS:
NET LOSS	$(1,986,287)	$(100,538)	$(5,857,740)	$(154,084)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	27,644	121	38,631	121
COMPREHENSIVE LOSS	$(1,958,643)	$(100,417)	$(5,819,109)	$(153,963)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	3,302		3,302
COMPREHENSIVE LOSS ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS	$(1,958,643)	$(103,719)	$(5,819,109)	$(157,265)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	367,175,886	257,055,897	352,412,872	239,342,032

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended June 30, 2022

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of October 1, 2021	-	$-	332,024,371	$33,203	$14,474,839	$(2,495,159)	$8,440	$12,021,323

Adjustment for asset acquisition	-	-	-	-	(2,861,631)	-	-	(2,861,631)

Common stock issued in connection with cost method investment	-	-	20,000,000	2,000	6,600,000	-	-	6,602,000

Stock-based compensation	-	-	-	-	378,746	-	-	378,746

Net loss for the three months ended December 31, 2021	-	-	-	-	-	(1,944,839)	-	(1,944,839)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,227)	(2,227)

Balance as of December 31, 2021	-	-	352,024,371	35,203	18,591,954	(4,439,998)	6,213	14,193,372

Common stock issued in connection with equity method investment	-	-	15,151,515	1,515	4,998,485	-	-	5,000,000

Stock options issued for the purchase of an intangible asset	-	-	-	-	11,237	-	-	11,237

Stock-based compensation	-	-	-	-	525,622	-	-	525,622

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,926,614)	-	(1,926,614)

Foreign currency translation adjustment	-	-	-	-	-	-	13,214	13,214

Balance as of March 31, 2022	-	-	367,175,886	36,718	24,127,298	(6,366,612)	19,427	17,816,831

Stock-based compensation	-	-	-	-	525,621	-	-	525,621

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(1,986,287)	-	(1,986,287)

Foreign currency translation adjustment	-	-	-	-	-	-	27,644	27,644

Balance as of June 30, 2022	-	$-	367,175,886	$36,718	$24,652,919	$(8,352,899)	$47,071	$16,383,809

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Three and Nine Months Ended June 30, 2021

	NUKKLEUS INC. STOCKHOLDERS’ EQUITY (DEFICIT)
							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Non-controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	(Deficit)

Balance as of October 1, 2020	-	$-	230,485,100	$23,049	$141,057	$(1,558,313)	$-	$-	$(1,394,207)

Net loss for the three months ended December 31, 2020	-	-	-	-	-	(53,595)	-	-	(53,595)

Balance as of December 31, 2020	-	-	230,485,100	23,049	141,057	(1,611,908)	-	-	(1,447,802)

Net income for the three months ended March 31, 2021	-	-	-	-	-	49	-	-	49

Balance as of March 31, 2021	-	-	230,485,100	23,049	141,057	(1,611,859)	-	-	(1,447,753)

Common stock issued in connection with acquisition	-	-	70,000,000	7,000	9,793,000	-	-	-	9,800,000

Common stock issued for transaction costs	-	-	100,000	10	13,990	-	-	-	14,000

Common stock issued for redeemable preferred stock conversion and related dividend	-	-	1,439,271	143	287,711	-	-	-	287,854

Non-controlling interest acquired on acquisition	-	-	-	-	-	-	-	4,200,000	4,200,000

Net (loss) income for the three months ended June 30, 2021	-	-	-	-	-	(103,804)	-	3,266	(100,538)

Foreign currency translation adjustment	-	-	-	-	-	-	85	36	121

Balance as of June 30, 2021	-	$-	302,024,371	$30,202	$10,235,758	$(1,715,663)	$85	$4,203,302	$12,753,684

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,857,740)	$(154,084)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	-	1,545
Amortization of intangible assets	2,097,726	117,145
Stock-based compensation and service expense	1,429,989	-
Provision for bad debt	-	12
Loss on equity method investment	401,299	-
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(17,311)	(12,054)
Other current assets	2,936	(12,581)
Due from affiliates	1,746,529	1,091,899
Due to affiliates	(315,817)	(770,730)
Accounts payable and accrued liabilities	183,463	30,252

Net cash (used in) provided by operating activities	(328,926)	291,404

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired on asset acquisition	-	21,371
Transaction costs of asset acquisition	-	(30,673)

Net cash used in investing activities	-	(9,302)

EFFECT OF EXCHANGE RATE ON CASH	(3,605)	(174)

NET (DECREASE) INCREASE IN CASH	(332,531)	281,928

Cash - beginning of period	355,673	82,849

Cash - end of period	$23,142	$364,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$6,602,000	$-
Common stock issued in connection with equity method investment	$5,000,000	$-
Stock options issued for the purchase of an intangible asset	$11,237	$-
Common stock issued in connection with acquisition	$-	$9,814,000
Common stock issued for redeemable preferred stock conversion and related dividend	$-	$287,854
Cost of asset acquisition in accrued liabilities	$-	$2,098
Adjustment for common stock issued in connection with asset acquisition	$2,861,631	$-

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

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 20,000,000 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF. Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. Jamal Khurshid is the Company’s chief operating officer and director and Nicholas Gregory is the Company’s director. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

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

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss and generated negative cash flow from operating activities for the nine months ended June 30, 2022 of $5,857,740 and $328,926, respectively, and had a working capital deficit of $3,484,888 at June 30, 2022. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2022 and September 30, 2021, we had cash balances of $23,142 and $355,673, respectively. We had working capital deficit of $3,484,888 as of June 30, 2022.

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

NOTE 2 – BASIS OF PRESENTATION (continued)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. These accounts were prepared under the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 29, 2021 and Form 10-K/A for the year ended September 30, 2021 filed with the Securities and Exchange Commission on June 10, 2022 and July 27, 2022. The consolidated balance sheet as of September 30, 2021 contained herein has been derived from the audited consolidated financial statements as of September 30, 2021, but does not include all disclosures required by U.S. GAAP.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2022 and 2021 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Cash and cash equivalents

At June 30, 2022 and September 30, 2021, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2022		September 30, 2021
United States	$11,812	51.0%	$327,443	92.1%
United Kingdom	11,156	48.2%	28,056	7.9%
Malta	174	0.8%	174	0.0%
Total cash	$23,142	100.0%	$355,673	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2022 and September 30, 2021.

Fair value of financial instruments and fair value measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

Credit risk and uncertainties

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2022, the Company’s cash balances in United States bank accounts were not in excess of the federally-insured limits.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at June 30, 2022 and September 30, 2021. The Company historically has not experienced significant uncollectible accounts receivable.

Other current assets

Other current assets primarily consist of prepaid OTC Markets listing fees. As of June 30, 2022 and September 30, 2021, other current assets amounted to $9,250 and $12,221, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of June 30, 2022 and September 30, 2021. For the three and nine months ended June 30, 2022 and 2021, no impairment of long-lived assets was recognized.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company accounts for revenue under the provisions of ASC Topic 606. The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA (including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support) and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. The Company recognizes the full contracted amount each period with no deferred revenue. The nature of the performance obligation is to provide the specified goods or services directly to the customer. The Company engages another party to satisfy the performance obligation on its behalf. The Company’s performance obligation is not to arrange for the provision of the specified good or service by another party. The Company is primarily responsible for fulfilling the promise to provide the specified good or service. Therefore, the Company is deemed to be a principal in the transaction and recognizes revenue for that performance obligation. The Company is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. Under a General Services Agreement (“GSA”), the Company is contractually obligated to provide for the fulfillment software, technology, customer sales and marketing and risk management technology hardware and software solutions package to Triton Capital Markets Ltd. (“TCM”) The Company provides these services, obtained from affiliate service provider FXDirect Dealer, LLC which is under common ownership, and controls the services of its service provider necessary to legally transfer of the services to TCM. Consequently, the Company is defined as the principal in the transaction. The Company, as principal, satisfies its obligation by providing ongoing service support enabling TCM to conduct its retail FX business without interruption. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The monthly GSA price is calculated by applying the Company’s 1.6% mark-up to the costs of the services being provided by FXDirect Dealer, LLC.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party

Financial services	Providing payment services from one fiat currency to another

In the following table, revenues are disaggregated by segment for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue Stream	2022	2021	2022	2021
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	352,192	41,602	970,224	41,602
Total revenues	$5,152,192	$4,841,602	$15,370,224	$14,441,602

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three and nine months ended June 30, 2022, advertising and marketing costs amounted to $147,177 and $345,826, respectively, which was included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended June 30, 2021, the Company did not incur any advertising and marketing costs.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended June 30, 2022 and 2021, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method) and the conversion of Series A preferred stock (using the if-converted method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Stock options	5,850,000	-	5,850,000	-
Convertible preferred stock	-	1,250,000	-	1,250,000
Potentially dilutive securities	5,850,000	1,250,000	5,850,000	1,250,000

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

Asset and liability accounts at June 30, 2022 and September 30, 2021 were translated at 0.8212 GBP and 0.7426 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the nine months ended June 30, 2022 and for the period from May 28, 2021 through June 30, 2021 was 0.7615 GBP and 0.7133 GBP to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended June 30, 2022 and 2021 consisted of net loss and unrealized gain from foreign currency translation adjustment.

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

NOTE 4 – COST METHOD INVESTMENT

At June 30, 2022, cost method investment amounted to $6,602,000. The investment represents the Company’s minority interest in Jacobi Asset Management Holdings Limited (“Jacobi”), a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of June 30, 2022.

NOTE 5 – EQUITY METHOD INVESTMENT

As of June 30, 2022, the equity method investment amounted to $4,598,701. The investment represents the Company’s interest in Digiclear Ltd. (“Digiclear”). Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is focused on digital asset custody and settlement.

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

For the three months ended June 30, 2022 and the period from March 17, 2022 (date of investment) through June 30, 2022, loss on investment in Digiclear amounted to $330,680 and $401,299, respectively, and the loss was composed of the Company’s share of Digiclear’s net loss of $88,887 and $119,207, and the adjustment for allocated amortization of intangible asset of $241,793 and $282,092, respectively, were included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized unaudited financial information, as provided to the Company by the investee, for the unconsolidated company:

June 30, 2022
Current assets	$9,667
Noncurrent assets	456,631
Current liabilities	231,177
Noncurrent liabilities	-
Equity	235,121

	For the Three Months Ended June 30, 2022	For the Period from March 17, 2022 (Date of Investment) through June 30, 2022

Net revenue	$-	$-
Gross profit	-	-
Loss from operations	177,774	238,415
Net loss	177,774	238,415

NOTE 6 – INTANGIBLE ASSETS

Intangible assets primarily consist of the valuation of identifiable intangible assets acquired, representing trade names, regulatory licenses, and technology. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

At June 30, 2022 and September 30, 2021, intangible assets consisted of the following:

	Useful Life	June 30, 2022	September 30, 2021
Licenses and banking infrastructure (1)	10 Years	$-	$14,085,402
Trade names	3 Years	784,246	-
Regulatory licenses	3 Years	138,751	-
Technology	5 Years	10,300,774	-
Software	3 Years	11,237	-
		11,235,008	14,085,402
Less: accumulated amortization		(2,567,012)	(469,286)
		$8,667,996	$13,616,116

(1)	In February 2022, a third party valuation report in connection with the acquisition of Match was completed. As a result, the Company adjusted the previous estimated allocation to reflect the results of the third party valuation. The Company decreased its cost of intangible assets of $2,861,631 and adjusted the estimated useful life of trade names and regulatory licenses from 10 years to 3 years and the estimated useful life of technology from 10 years to 5 years. This change in accounting estimate was effective in the first quarter of fiscal year 2022.

For the three months ended June 30, 2022 and 2021, amortization expense amounted to $592,892 and $117,145, respectively, of which, $526,601 and $117,145 was included in cost of revenue – financial services, and $66,291 and $0 was included in operating expenses, respectively.

For the nine months ended June 30, 2022 and 2021, amortization expense amounted to $2,097,726 and $117,145, respectively, of which, $1,899,791 and $117,145 was included in cost of revenue – financial services, and $197,935 and $0 was included in operating expenses, respectively.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

Amortization of intangible assets attributable to future periods is as follows:

For the Twelve-month Period Ending June 30:	Amortization Amount
2023	$2,371,566
2024	2,345,927
2025	2,062,027
2026	1,888,476
2027 and thereafter	-
$8,667,996

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2022 and September 30, 2021, accounts payable and accrued liabilities consisted of the following:

	June 30, 2022	September 30, 2021
Directors’ compensation	$207,205	$170,538
Professional fees	238,755	125,697
Accounts payable	80,816	54,831
Others	16,491	29,655
Total	$543,267	$380,721

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHARE CAPITAL (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2022:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
$0.09 – 1.00	4,850,000	3.27	$0.29	50,000	$0.40
2.50	1,000,000	4.22	2.50	-	-
$0.09 – 2.50	5,850,000	3.43	$0.67	50,000	$0.40

Stock option activities for the nine months ended June 30, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2021	1,000,000	$2.50
Granted	4,850,000	0.29
Terminated / Exercised / Expired	-	-
Outstanding at June 30, 2022	5,850,000	$0.67
Options exercisable at June 30, 2022	50,000	$0.40
Options expected to vest	5,800,000	$0.67

The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2022 was $240,000 and $0, respectively.

The fair values of options granted during the nine months ended June 30, 2022 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 188.87% - 317.02%, risk-free rate of 0.39% - 1.26%, annual dividend yield of 0% and expected life of 1.00 - 5.00 years. The aggregate fair value of the options granted during the nine months ended June 30, 2022 was $1,057,958 and the Company recorded stock-based compensation expense of $293,753 for the nine months ended June 30, 2022 and intangible asset cost of $11,237 and the remaining balance of $752,968 as of June 30, 2022 will be amortized over the rest of corresponding service periods.

For the three and nine months ended June 30, 2022, stock-based compensation expense associated with stock options granted amounted to $525,621 and $1,429,989, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. There was no comparable stock-based compensation expense associated with stock options for the three and nine months ended June 30, 2021.

In January 2022, the Company issued 50,000 stock options for software purchase. The fair value of 50,000 stock options granted was $11,237 which was recorded as the cost of software. For the three and nine months ended June 30, 2022, amortization in connection with the software amounted to $937 and $1,873, respectively, which was included in amortization of intangible assets on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2022 and changes during the nine months ended June 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at October 1, 2021	1,000,000	$2.50
Granted	4,850,000	0.29
Vested	(50,000)	(0.40)
Nonvested at June 30, 2022	5,800,000	$0.67

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

During the three and nine months ended June 30, 2022 and 2021, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Service provided to:
TCM	$4,800,000	$4,800,000	$14,400,000	$14,400,000
	$4,800,000	$4,800,000	$14,40,000	$14,400,000

During the three and nine months ended June 30, 2022 and 2021, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$14,175,000	$14,175,000
	$4,725,000	$4,725,000	$14,175,000	$14,175,000

Due from affiliates

At June 30, 2022 and September 30, 2021, due from related parties consisted of the following:

	June 30, 2022	September 30, 2021
NUKK Capital (*)	$-	$144,696
TCM	871,344	2,473,177
Total	$871,344	$2,617,873

(*)	An entity controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at June 30, 2022 and September 30, 2021. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At June 30, 2022 and September 30, 2021, due to related parties consisted of the following:

	June 30, 2022	September 30, 2021
Forexware LLC (*)	$1,049,229	$579,229
FXDIRECT	2,556,076	3,341,893
CMH	42,000	42,000
FXDD Trading (*)	266,511	294,670
Total	$3,913,816	$4,257,792

(*)	Forexware LLC and FXDD Trading are both controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

Craig Marshak, a member of the Board of Directors of Nukkleus, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by Nukkleus to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise Nukkleus with respect to the Business Combination. As of June 30, 2022 Nukkleus has paid ClearThink $140,000, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and upon closing of the Business Combination Nukkleus is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of June 30, 2022.

NOTE 10 – INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended June 30, 2022 and 2021 because the estimated annual effective tax rate was zero. As of June 30, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
Customer	2022	2021	2022	2021
A – related party	93.2%	99.1%	93.7%	99.7%

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, and accounts receivable – related party (which is included in due from affiliates on the accompanying consolidated balance sheets) at June 30, 2022, accounted for 92.7% of the Company’s total outstanding accounts receivable, and accounts receivable – related party at June 30, 2022.

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

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
Supplier	2022	2021	2022	2021
A – related party	87.1%	97.0%	85.5%	99.0%

Two related parties, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, and accounts payable – related party (which is included in due to affiliates on the accompanying consolidated balance sheets) at June 30, 2022, accounted for 80.9% of the Company’s total outstanding accounts payable, and accounts payable – related party at June 30, 2022.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION

For the three and nine months ended June 30, 2022 and 2021, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	352,192	41,602	970,224	41,602
Total	5,152,192	4,841,602	15,370,224	14,441,602

Costs of revenues
General support services	4,725,000	4,725,000	14,175,000	14,175,000
Financial services	700,705	144,781	2,398,320	144,781
Total	5,425,705	4,869,781	16,573,320	14,319,781

Gross profit (loss)
General support services	75,000	75,000	225,000	225,000
Financial services	(348,513)	(103,179)	(1,428,096)	(103,179)
Total	(273,513)	(28,179)	(1,203,096)	121,821

Operating expenses
Financial services	255,453	3,439	936,740	3,439
Corporate/Other	1,125,525	68,130	3,312,000	268,656
Total	1,380,978	71,569	4,248,740	272,095

Other (expense) income
Financial services	(918)	360	(3,319)	360
Corporate/Other	(330,878)	(1,150)	(402,585)	(4,170)
Total	(331,796)	(790)	(405,904)	(3,810)

Net income (loss)
General support services	75,000	75,000	225,000	225,000
Financial services	(604,884)	(106,258)	(2,368,155)	(106,258)
Corporate/Other	(1,456,403)	(69,280)	(3,714,585)	(272,826)
Total	(1,986,287)	(100,538)	(5,857,740)	(154,084)

Amortization
Financial services	591,955	117,145	2,095,853	117,145
Corporate/Other	937	-	1,873	-
Total	$592,892	$117,145	$2,097,726	$117,145

Total assets at June 30, 2022 and September 30, 2021	June 30, 2022	September 30, 2021
Financial services	$8,738,375	$13,703,140
Corporate/Other	12,102,517	2,956,696
Total	$20,840,892	$16,659,836

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding (the “BT Prime Litigation”) filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). On May 31, 2022, the sole claim against Nukkleus was dismissed with prejudice by the bankruptcy court.

The BT Prime Litigation was brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus, Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. BT Prime sought, amongst other relief, a determination that the defendants were liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and sought to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against Nukkleus, BT Prime alleged that Nukkleus acquired certain technology assets from Forexware and is a continuation of the business of Forexware and a successor-in-interest to Forexware. Based on this theory, BT Prime alleged that Nukkleus should be jointly and severally liable for any liability attributable to Forexware or the other defendants, should the court eventually find any such liability. Although Nukkleus acquired certain licenses from Forexware, Forexware maintained other assets and continued to operate as a separate business, which Nukkleus believes is the business relevant to BT Prime’s allegations. Nukkleus has issued a limited guarantee of the obligations under a settlement agreement among BT Prime and the defendants other than Nukkleus, limited to an amount equal to $2,050,000. This guarantee is subject to release following payment by the defendants other than Nukkleus of their obligations under the settlement agreement. Nukkleus management believes that the term of the limited guarantee will expire without any payment obligation or other cost to Nukkleus.

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of June 30, 2022, the White Lion Agreement is not yet effective.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 14 – MATCH ACQUISITION

During December 2021, the Company adjusted the valuation used to record the purchase price and the allocation of net assets acquired based on a third party valuation report. During the quarter ended December 31, 2021, the original estimated fair value of the net assets acquired and recorded by the Company decreased by $2,861,631 from the original estimated valuation with a corresponding decrease in additional paid-in capital. The adjusted fair values of the assets acquired and liabilities assumed, plus transaction costs were as follows:

	Estimated Fair Value as Originally Recorded	Transaction Costs	Valuation Adjustment	Adjusted Amount
Assets acquired:
Cash	$21,370			$21,370
Accounts receivable	46,602			46,602
Other current assets	142			142
Intangible assets	14,010,631	74,771	(2,861,631)	11,223,771
Total assets	14,078,745			11,291,885
Liabilities assumed:
Accounts payable and accrued liabilities	78,745			78,745
Total liabilities	78,745			78,745
Purchase price	$14,000,000	74,771	(2,861,631)	$11,213,140

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

	Three Months Ended June 30		Nine Months Ended June 30,
Performance Indicator	2022	2021	2022	2021
Trading volume	49,413,367	2,575,246	108,718,193	2,575,246
Trading revenue	$352,192	$41,602	$970,224	$41,602
Trading loss	$(348,513)	$(103,179)	$(1,428,096)	$(103,179)
Average cost per trade	$2,375	$12,065	$4,038	$12,065
Average trade	167,503	214,604	183,027	214,604
Number of trades	295	12	594	12
Clients active	39	5	52	5
Gross trading margin	0.7%	1.6%	0.9%	1.6%
Gross margin	(99.0)%	(248.0)%	(147.2)%	(248.0)%

On May 28, 2021, the Company acquired a controlling interest in Match. There was no comparable information prior to the date the Company acquired a controlling interest in Match.

Trading volume is measured by number of trades.

Trading revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of trading revenue.

Trading loss is measured as trading revenue, less the costs of carrying out those trades. During the period from May 28, 2021 through June 30, 2021, we engaged with introducing brokers in an effort to expand trading volume/revenue. The costs associated with introducing brokers increased the average cost per trade however we expect to gain economies of scale on these fees as the trading volume and average trade value increases.

Average cost per trade is driven by bank, front office employee and introducing broker costs. As previously mentioned, we expect to gain economies of scale for these costs as we will see increased trading volume and average trade value.

Active clients for the three months ended June 30, 2022 and 2021 was 39 and 5, respectively. Active clients for the nine months ended June 30, 2022 and 2021 was 52 and 5, respectively. We continue to bring on introducing brokers as well as increases in marketing spend from which we continue to add new clients.

Gross trading margin is a metric that measures gross revenue to gross trading volume.

Critical Accounting Policies

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Significant estimates during the three and nine months ended June 30, 2022 and 2021 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Investment in Unconsolidated Company – Digiclear Ltd.

The Company uses the equity method of accounting for its investment in, and earning or loss of, a company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of June 30, 2022. For the three and nine months ended June 30, 2022 and 2021, no impairment of long-lived assets was recognized.

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

Results of Operations

Summary of Key Results

For the three and nine months ended June 30, 2022 versus the three and nine months ended June 30, 2021

Revenues

For both of the three months ended June 30, 2022 and 2021, we had revenue from general support services rendered to TCM under a GSA of $4,800,000. For both of the nine months ended June 30, 2022 and 2021, we had revenue from general support services rendered to TCM under a GSA of $14,400,000.

We had revenue from financial services commencing in May 2021. For the three months ended June 30, 2022, we had revenue from financial services of $352,192, as compared to $41,602 for the three months ended June 30, 2021, an increase of $310,590, or 746.6%. For the nine months ended June 30, 2022, we had revenue from financial services of $970,224, as compared to $41,602 for the nine months ended June 30, 2021, an increase of $928,622, or 2,232.2%. The significant increase was primarily attributable to our business expansion. We expect that our revenue from financial services will continue to increase in the near future since we are making efforts on expanding our financial services.

Costs of Revenues

For both of the three months ended June 30, 2022 and 2021, our cost of general support services was $4,725,000, which represented amount incurred for services rendered by FXDIRECT under a GSA. For both of the nine months ended June 30, 2022 and 2021, our cost of general support services was $14,175,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, consulting costs, banking, and trading fees incurred associated with delivery of our services.

For the three months ended June 30, 2022, cost of financial services amounted to $700,705, as compared to $144,781 for the three months ended June 30, 2021, an increase of $555,924, or 384.0%. For the nine months ended June 30, 2022, cost of financial services amounted to $2,398,320, as compared to $144,781 for the nine months ended June 30, 2021, an increase of $2,253,539, or 1,556.5%. The significant increase was primarily attributable to the increase in amortization costs of intangible assets which consist of license and banking infrastructure acquired on Match acquisition.

Gross Profit (Loss)

For both of the three months ended June 30, 2022 and 2021, our gross profit from general support services was $75,000, representing gross margin of 1.6%. For both of the nine months ended June 30, 2022 and 2021, our gross profit from general support services was $225,000, representing gross margin of 1.6%.

Gross loss from financial services for the three months ended June 30, 2022 was $348,513, as compared to $103,179 for the three months ended June 30, 2021, an increase of $245,334, or 237.8%. Gross margin increased to (99.0)% for the three months ended June 30, 2022 from gross margin of (248.0)% for the three months ended June 30, 2021. Gross loss from financial services for the nine months ended June 30, 2022 was $1,428,096, as compared to $103,179 for the nine months ended June 30, 2021, an increase of $1,324,917, or 1,284.1%. Gross margin increased to (147.2)% for the nine months ended June 30, 2022 from gross margin of (248.0)% for the nine months ended June 30, 2021. The gross losses were primarily attributable to a large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. The significant increase in our gross margin for the financial services segment for the three and nine months ended June 30, 2022 as compared to the corresponding periods in fiscal 2021 was primarily attributed to the increased scale of operations resulting from larger revenue, which is reflected in the allocation of fixed costs, mainly consisting of amortization costs of intangible assets and consulting costs, to cost of revenue. We expect that our gross margin for the financial services segment will continue to increase since we anticipate we will generate more revenue from financial services and we can improve our gross margin from financial services segment to the extent that we can become more efficient by increasing our revenue.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, amortization of intangible assets, and other general and administrative expenses.

Advertising and marketing

For the three and nine months ended June 30, 2022, advertising and marketing expense amounted to $147,177 and $345,826, respectively. In the nine months ended June 30, 2022, we incurred advertising and marketing activities to enhance the visibility and marketability of our services and to improve brand recognition and awareness. We did not have any advertising and marketing costs during the three and nine months ended June 30, 2021. We expect that our advertising and marketing expense will remain in its current quarterly level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended June 30, 2022, professional fees increased by $860,356, or 1,670.6%, as compared to the three months ended June 30, 2021. The significant increase was primarily attributable to an increase in consulting fees of approximately $811,000, which was mainly due to the increase in options granted to consultants of approximately $526,000 and the increase of approximately $285,000 related to merger and acquisition consulting services, and an increase in other miscellaneous items of approximately $49,000 resulting from our business expansion. For the nine months ended June 30, 2022, professional fees increased by $2,710,632, or 1,428.4%. The significant increase was primarily attributable to an increase in advisory service fees of $300,000 mainly due to increased advisory service related to our merger and acquisition, an increase in legal service fees of approximately $224,000 due to increased legal service related to our merger and acquisition, an increase in consulting fees of approximately $2,100,000, which was due to the increase in options granted to consultants of approximately $1,430,000 and the increase of approximately $670,000 mainly related to merger and acquisition consulting services, and an increase in other miscellaneous items of approximately $87,000 resulting from our business expansion. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

Compensation and related benefits

For the three months ended June 30, 2022, our compensation and related benefits increased by $90,115, or 901.2%, as compared to the three months ended June 30, 2021. For the nine months ended June 30, 2022, our compensation and related benefits increased by $325,359, or 1,084.5%, as compared to the nine months ended June 30, 2021. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

Amortization of intangible assets

For the three months ended June 30, 2022, our amortization of intangible assets increased by $66,291, or 100.0%, as compared to the three months ended June 30, 2021. For the nine months ended June 30, 2022, our amortization of intangible assets increased by $197,935, or 100.0%, as compared to the nine months ended June 30, 2021. The increase was primarily attributable to increased intangible assets in fiscal 2022 periods. We expect that our amortization of intangible assets will remain in its current quarterly level in the near future.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, filing fee, miscellaneous taxes, and other miscellaneous items.

For the three months ended June 30, 2022, total other general and administrative expenses increased by $145,470, or 1,444.7%, as compared to the three months ended June 30, 2021. The increase was mainly due to an increase in rent expense of approximately $55,000 resulting from our business expansion, an increase in filing fee of approximately $50,000, and an increase in miscellaneous taxes of approximately $41,000. For the nine months ended June 30, 2022, total other general and administrative expenses increased by $396,893, or 758.5%, as compared to the nine months ended June 30, 2021. The increase was mainly due to an increase in rent expense of approximately $133,000 resulting from our business expansion, an increase in filing fee of approximately $51,000, an increase in platform fee of approximately $21,000, an increase in miscellaneous taxes of approximately $41,000, and an increase in other miscellaneous items of approximately $151,000 resulting from our business expansion. We expect that other general and administrative expenses will remain in its current quarterly level with minimal increase in the near future.

Other Expense

Other expense includes loss from equity method investment and other miscellaneous expense.

Other expense totaled $331,796 for the three months ended June 30, 2022, as compared to $790 for the three months ended June 30, 2021, an increase of $331,006, which was primarily attributable to an increase in loss from equity method investment of approximately $331,000.

Other expense totaled $405,904 for the nine months ended June 30, 2022, as compared to $3,810 for the nine months ended June 30, 2021, an increase of $402,094, which was primarily attributable to an increase in loss from equity method investment of approximately $401,000.

Net Loss

As a result of the factors described above, our net loss was $1,986,287 for the three months ended June 30, 2022, as compared to $100,538 for the three months ended June 30, 2021, an increase of $1,885,749 or 1,875.7%.

As a result of the factors described above, our net loss was $5,857,740 for the nine months ended June 30, 2022, as compared to $154,084 for the nine months ended June 30, 2021, an increase of $5,703,656 or 3,701.7%.

Net Loss Attributable to Nukkleus Inc. Common Stockholders

The net loss attributable to Nukkleus Inc. common stockholders was $1,986,287 or $0.01 per share (basic and diluted) for the three months ended June 30, 2022, as compared with $103,804 or $0.00 per share (basic and diluted) for the three months ended June 30, 2021, an increase of $1,882,483 or 1,813.5%.

The net loss attributable to Nukkleus Inc. common stockholders was $5,857,740 or $0.02 per share (basic and diluted) for the nine months ended June 30, 2022, as compared with $157,350 or $0.00 per share (basic and diluted) for the nine months ended June 30, 2021, an increase of $5,700,390 or 3,622.7%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar and the functional currency of Match Financial Limited and its subsidiaries is the British Pound (“GBP”). The financial statements of our subsidiaries whose functional currency is the GBP are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $27,644 and $121 for the three months ended June 30, 2022 and 2021, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $38,631 and $121 for the nine months ended June 30, 2022 and 2021, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,958,643 and $100,417 for the three months ended June 30, 2022 and 2021, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $5,819,109 and $153,963 for the nine months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2022 and September 30, 2021, we had cash balances of $23,142 and $355,673, respectively. We had working capital deficit of $3,484,888 as of June 30, 2022.

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

The following table sets forth a summary of changes in our working capital from September 30, 2021 to June 30, 2022:

	June 30,	September 30,	Changes in
	2022	2021	Amount	Percentage
Working capital deficit:
Total current assets	$972,195	$3,043,720	$(2,071,525)	(68.1)%
Total current liabilities	4,457,083	4,638,513	(181,430)	(3.9)%
Working capital deficit	$(3,484,888)	$(1,594,793)	$(1,890,095)	118.5%

Our working capital deficit increased by $1,890,095 to $3,484,888 at June 30, 2022 from $1,594,793 at September 30, 2021. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $333,000, a decrease in due from affiliates of approximately $1,747,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2022, and an increase in accounts payable and accrued liabilities of approximately $163,000, which mainly attributable to the increase in accrued professional fees of approximately $113,000 resulting from the increase in professional service providers and the increase in accrued directors’ compensation of approximately $37,000, offset by a decrease in due to affiliates of approximately $344,000 due to the payments made to our affiliates in the nine months ended June 30, 2022.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021

Net cash flow used in operating activities for the nine months ended June 30, 2022 was $328,926, which primarily reflected our consolidated net loss of approximately $5,858,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in due to affiliates of approximately $316,000 due to the payments made to our affiliates in the nine months ended June 30, 2022, offset by a decrease in due from affiliates of approximately $1,747,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2022, and an increase in accounts payable and accrued liabilities of approximately $183,000 which was mainly due to the increase in accrued professional fees of approximately $113,000 resulting from the increase in professional service providers, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $2,098,000, stock-based compensation and service expense of approximately $1,430,000, and loss on equity method investment of approximately $401,000.

Net cash flow provided by operating activities was $291,404 for the nine months ended June 30, 2021, which primarily reflected the non-cash items mainly consisting of amortization of intangible assets of approximately $117,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in due from affiliates of approximately $1,092,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2021, offset by a decrease in due to affiliates of approximately $771,000 due to the payments made to our affiliates in the nine months ended June 30, 2021, and our consolidated net loss of approximately $154,000.

There was no investing activity during the nine months ended June 30, 2022.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of June 30, 2022, we had no material contractual obligations other than: FXDirectDealer LLC receives a minimum of $1,575,000 per month and such obligation may be terminated by the Company upon providing 90 days’ notice.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2022, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

Management regularly assesses controls and did so most recently for our financial reporting as of June 30, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, because of the Company’s small size and limited resources, internal controls over financial reporting were not effective as of June 30, 2022. We detected a weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions. This internal control deficiency represents a material weakness for the quarter ended June 30, 2022.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the nine months ended June 30, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings, except as set forth below.

On April 16, 2020, the Company was named as a defendant in the Adversary Proceeding (the “BT Prime Litigation”) filed in the United States Bankruptcy Court for the District of Massachusetts (Case No. 15-10745-FJB; Adversary Proceeding No. 16-01178) titled In re: BT Prime Ltd (“BT Prime”). On May 31, 2022, the sole claim against Nukkleus was dismissed with prejudice by the bankruptcy court.

The BT Prime Litigation was brought by BT Prime against Boston Technologies Powered by Forexware LLC f/k/a Forexware LLC (“Forexware”), Currency Mountain Holdings LLC, Currency Mountain Holdings Limited f/k/a Forexware Malta Holdings Ltd., FXDirectDealer, LLC, FXDD Malta Ltd., Nukkleus, Nukkleus Bermuda Limited and Currency Mountain Holdings Bermuda, Ltd. BT Prime sought, amongst other relief, a determination that the defendants were liable for all of the debts of BT Prime stemming from its bankruptcy proceedings, and sought to recover certain amounts transferred to Forexware and FXDD Malta prior to the initiation of the bankruptcy case. In the sole claim asserted against Nukkleus, BT Prime alleged that Nukkleus acquired certain technology assets from Forexware and is a continuation of the business of Forexware and a successor-in-interest to Forexware. Based on this theory, BT Prime alleged that Nukkleus should be jointly and severally liable for any liability attributable to Forexware or the other defendants, should the court eventually find any such liability. Although Nukkleus acquired certain licenses from Forexware, Forexware maintained other assets and continued to operate as a separate business, which Nukkleus believes is the business relevant to BT Prime’s allegations. Nukkleus has issued a limited guarantee of the obligations under a settlement agreement among BT Prime and the defendants other than Nukkleus, limited to an amount equal to $2,050,000. This guarantee is subject to release following payment by the defendants other than Nukkleus of their obligations under the settlement agreement. Nukkleus management believes that the term of the limited guarantee will expire without any payment obligation or other cost to Nukkleus.

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

NUKKLEUS INC.
(Registrant)

Date: August 22, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman