Form 10-Q/A
period 2021-06-30
Nukkleus Inc.
filed 2022-09-26
CIK 1592782

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended June 30, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Filing”). In response to an SEC comment letter dated September 7, 2022, this Amendment makes certain revisions to the Original Filing to reflect the following revisions:

●	revise the Part I – Item 1. Interim Financial Statements;
●	revise the Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
●	revise the Part I – Item 4. Controls and Procedures.

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

NUKKLEUS INC.

FORM 10-Q/A

June 30, 2021

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and September 30, 2020	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended June 30, 2021 (as restated) and 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) for the Three and Nine Months Ended June 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
Item 5.	Other	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		30

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$364,777	$82,849
Accounts receivable	57,741	-
Due from affiliates	2,617,873	3,709,772
Prepaid expense and other current assets	19,719	7,010

TOTAL CURRENT ASSETS	3,060,110	3,799,631

NON-CURRENT ASSETS:
Intangible assets, net	13,940,257	-

TOTAL NON-CURRENT ASSETS	13,940,257	-

TOTAL ASSETS	$17,000,367	$3,799,631

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to affiliates	$3,962,247	$4,732,977
Accounts payable and accrued liabilities	284,436	212,406
Series A redeemable preferred stock liability at $10 stated value; 200,000 shares authorized; 25,000 shares issued and outstanding ($250,000 less discount of $1,545)	-	248,455

TOTAL CURRENT LIABILITIES	4,246,683	5,193,838

TOTAL LIABILITIES	4,246,683	5,193,838

CONTINGENCY - (Note 14)

EQUITY (DEFICIT):
Preferred stock ($0.0001 par value; 14,800,000 shares authorized; 0 share issued and outstanding at June 30, 2021 and September 30, 2020)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 302,024,371 and 230,485,100 shares issued and outstanding at June 30, 2021 and September 30, 2020)	30,202	23,049
Additional paid-in capital	10,235,758	141,057
Accumulated deficit	(1,715,663)	(1,558,313)
Accumulated other comprehensive income - foreign currency translation adjustment	85	-
Total Nukkleus Inc. stockholders’ equity (deficit)	8,550,382	(1,394,207)
Non-controlling interest	4,203,302	-

TOTAL EQUITY (DEFICIT)	12,753,684	(1,394,207)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$17,000,367	$3,799,631

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(as restated)		(as restated)

REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Revenue - financial services	41,602	-	41,602	-
Total revenues	4,841,602	4,800,000	14,441,602	14,400,000
COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000	14,175,000	14,175,000
Cost of revenue - financial services	144,781	-	144,781	-
Total costs of revenues	4,869,781	4,725,000	14,319,781	14,175,000
GROSS PROFIT (LOSS)
Gross profit - general support services - related party	75,000	75,000	225,000	225,000
Gross loss - financial services	(103,179)	-	(103,179)	-
Total gross (loss) profit	(28,179)	75,000	121,821	225,000

OPERATING EXPENSES:
Professional fees	51,500	43,000	189,772	145,000
Other general and administrative	20,069	19,222	82,323	191,241

Total operating expenses	71,569	62,222	272,095	336,241

(LOSS) INCOME FROM OPERATIONS	(99,748)	12,778	(150,274)	(111,241)

OTHER (EXPENSE) INCOME:
Interest expense on redeemable preferred stock	(750)	(938)	(2,625)	(2,813)
Amortization of debt discount	(400)	(572)	(1,545)	(1,717)
Other income	360	224	360	18,112
Total other (expense) income, net	(790)	(1,286)	(3,810)	13,582

(LOSS) INCOME BEFORE INCOME TAXES	(100,538)	11,492	(154,084)	(97,659)

INCOME TAXES	-	-	-	-
NET (LOSS) INCOME	$(100,538)	$11,492	$(154,084)	$(97,659)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3,266	-	3,266	-
NET (LOSS) INCOME ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS	$(103,804)	$11,492	$(157,350)	$(97,659)
COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(100,538)	$11,492	$(154,084)	$(97,659)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	121	-	121	-
COMPREHENSIVE (LOSS) INCOME	(100,417)	11,492	(153,963)	(97,659)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3,302	-	3,302	-
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS	$(103,719)	$11,492	$(157,265)	$(97,659)
NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO NUKKLEUS INC. COMMON STOCKHOLDERS:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	257,055,897	230,485,100	239,342,032	230,485,100
Diluted	257,055,897	231,735,100	239,342,032	230,485,100

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

(AS RESTATED)

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10- Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Filing”), to record the classification of amortization of intangible assets representing licenses and banking infrastructure acquired on Match acquisition. The Company had previously recorded the amortization of intangible assets as operating expenses. In July 2022, the Company realized its financial services segment is unable to generate revenue without the licenses and bank infrastructure. As a result, the Company reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company concluded that the Affected Quarterly Period should be restated to present the reclassification. As such, the Company is reporting the restatement to the period in this quarterly report.

The following table represents the impacts of the adjustment described above:

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2021
Cost of revenue - financial services	$27,636	$117,145	$144,781
Total costs of revenues	$4,752,636	$117,145	$4,869,781
Gross profit (loss) - financial services	$13,966	$(117,145)	$(103,179)
Total gross profit (loss)	$88,966	$(117,145)	$(28,179)
Amortization of intangible assets	$117,145	$(117,145)	$-
Total operating expenses	$188,714	$(117,145)	$71,569

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended June 30, 2021
Cost of revenue - financial services	$27,636	$117,145	$144,781
Total costs of revenues	$14,202,636	$117,145	$14,319,781
Gross profit (loss) - financial services	$13,966	$(117,145)	$(103,179)
Total gross profit (loss)	$238,966	$(117,145)	$121,821
Amortization of intangible assets	$117,145	$(117,145)	$-
Total operating expenses	$389,240	$(117,145)	$272,095

The reclassifications did not have any impact on consolidated operating loss, net loss or earnings per share, cash flows or balance sheets.

NOTE 3 – BASIS OF PRESENTATION

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

(AS RESTATED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(AS RESTATED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(AS RESTATED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(AS RESTATED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(AS RESTATED)

NOTE 5 - ACQUISITION

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

NOTE 6 – INTANGIBLE ASSETS

In connection with the acquisition of Match (See Note 5), the valuation of identifiable intangible assets acquired, representing license and banking infrastructure. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Furthermore, the Company is in the process of having a third-party valuation firm conduct a valuation of the acquisition. As such, the Company’s valuation is preliminary and subject to change pending the results of the third-party valuation report.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 6 – INTANGIBLE ASSETS (continued)

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

(AS RESTATED)

NOTE 8 – SHARE CAPITAL (continued)

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

(AS RESTATED)

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

(AS RESTATED)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

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

(AS RESTATED)

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

NOTE 12 – NON-CONTROLLING INTEREST

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

NOTE 13 – SEGMENT INFORMATION

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 13 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and nine months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	41,602	-	41,602	-
Total	4,841,602	4,800,000	14,441,602	14,400,000

Costs of revenues
General support services	4,725,000	4,725,000	14,175,000	14,175,000
Financial services	144,781	-	144,781	-
Total	4,869,781	4,725,000	14,319,781	14,175,000

Gross profit (loss)
General support services	75,000	75,000	225,000	225,000
Financial services	(103,179)	-	(103,179)	-
Total	(28,179)	75,000	121,821	225,000

Operating expenses
Financial services	3,439	-	3,439	-
Corporate/Other	68,130	62,222	268,656	336,241
Total	71,569	62,222	272,095	336,241

Other income (expense)
Financial services	360	-	360	-
Corporate/Other	(1,150)	(1,286)	(4,170)	13,582
Total	(790)	(1,286)	(3,810)	13,582

Net income (loss)
General support services	75,000	75,000	225,000	225,000
Financial services	(106,258)	-	(106,258)	-
Corporate/Other	(69,280)	(63,508)	(272,826)	(322,659)
Total	(100,538)	11,492	(154,084)	(97,659)

Amortization
Financial services	117,145	-	117,145	-
Total	$117,145	$-	$117,145	$-

Total assets at June 30, 2021 and September 30, 2020	June 30, 2021	September 30, 2020
Financial services	$14,017,184	$-
Corporate/Other	2,983,183	3,799,631
Total	$17,000,367	$3,799,631

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 14 – CONTINGENCY

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

NOTE 15 – SUBSEQUENT EVENTS

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

Cost of financial services include amortization of intangible assets which consist of licenses and banking infrastructure acquired on Match acquisition, consulting costs, banking, and trading fees incurred associated with delivery of our services.

Cost of financial services was $114,781 for the three and nine months ended June 30, 2021, which represented costs from May 28, 2021 (the date of acquisition) to June 30, 2021. There was no comparable revenue nor cost of revenue from our financial services operations prior to the date of acquisition.

Gross Profit (Loss)

For both of the three months ended June 30, 2021 and 2020, our gross profit from general support services was $75,000, representing gross margin of 1.6%. For both of the nine months ended June 30, 2021 and 2020, our gross profit from general support services was $225,000, representing gross margin of 1.6%.

For the three and nine months ended June 30, 2021, our gross loss from financial services was $103,179, representing gross margin of (248.0)%, which was primarily attributable to a large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. We expect that we can improve our financial services segment’s gross margin in the near future since we anticipated we will generate more revenue from financial services.

Operating Expenses

Operating expenses consisted of professional fees and other general and administrative expenses.

Professional fees

Professional fees primarily consisted of accounting fees, audit fees, and legal service fees. Professional fees for the three months ended June 30, 2021 versus the three months ended June 30, 2020, were $51,500 and $43,000, respectively. Professional fees for the nine months ended June 30, 2021 versus the nine months ended June 30, 2020, were $189,772 and $145,000, respectively. The increase was primarily attributable to the increase in professional service providers. We expect that our professional fees will increase in the near future since we are seeking for business merger and acquisition opportunities.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of compensation and related benefits and other miscellaneous items.

Total other general and administrative expenses for the three months ended June 30, 2021 versus the three months ended June 30, 2020, were $20,069 versus $19,222, respectively.

Total other general and administrative expenses for the nine months ended June 30, 2021 versus the nine months ended June 30, 2020, were $82,323 versus $191,241, respectively. The significant decrease was mainly due to a decrease in compensation and related benefits of approximately $114,000 resulting from the resignation of the director of crypto management on December 15, 2019, offset by an increase in other miscellaneous items of approximately $5,000.

Other (Expense) Income

Other (expense) income mainly included interest expense on redeemable preferred stock, amortization of debt discount, and gain recognized from investment – digital currency.

Other expense, net, totaled $790 for the three months ended June 30, 2021, as compared to $1,286 for the three months ended June 30, 2020, a change of $496.

Other expense, net, totaled $3,810 for the nine months ended June 30, 2021, as compared to other income, net, of $13,582 for the nine months ended June 30, 2020, a change of $17,392. The change for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 was primarily due to a decrease in gain recognized from change in fair value of digital currency asset as we transferred all of our investment in digital currency to our affiliates in October 2020 and we are no longer engaged in the digital currency business since October 2020.

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

Cash Flow for the Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Net cash flow provided by operating activities was $291,404 for the nine months ended June 30, 2021, which primarily reflected the changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition, mainly consisting of a decrease in due from affiliates of approximately $1,092,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2021, and an increase in accounts payable and accrued liabilities of approximately $30,000, which primarily attributable to the increase in accrued directors’ compensation of $30,000, and the non-cash items mainly consisting of amortization of intangible assets representing licenses and banking infrastructure acquired on Match acquisition of approximately $117,000, offset by consolidated net loss of approximately $154,000, and the changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition, mainly consisting of a decrease in due to affiliates of approximately $771,000 due to the payments made to our affiliates in the nine months ended June 30, 2021.

Net cash flow provided by operating activities was $31,693 for the nine months ended June 30, 2020, which primarily reflected the changes in operating assets and liabilities, mainly consisting of an increase in due to affiliates of approximately $873,000 resulting from the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the nine months ended June 30, 2020, offset by an increase in due from affiliates of approximately $715,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in the nine months ended June 30, 2020, and consolidated net loss of approximately $98,000, and the non-cash items mainly consisting of a gain on digital currency of approximately $18,000 resulting from the change in fair market value of digital currency in the nine months ended June 30, 2020.

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

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 4 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report.

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

During evaluation of disclosure controls and procedures as of June 30, 2021, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that, because of our small size and limited resources, our internal controls over financial reporting were not effective as of June 30, 2021. We detected a weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions. This internal control deficiency represents a material weakness.

Restatement of Previously Issued Financial Statements

On September 26, 2022, we reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services. We restated our unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended June 30, 2021 to reflect the reclassification, as described in the Note 2 of this Amendment. The Company’s accounting related to reclassification of the amortization of intangible assets did not have any effect on the Company’s previously reported consolidated operating loss, net loss or earnings per share, cash flows or balance sheets.

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

NUKKLEUS INC.
(Registrant)

Date: September 26, 2022	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman