Form 10-K/A
period 2021-09-30
Nukkleus Inc.
filed 2022-09-27
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended September 30, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on December 29, 2021 and amended on June 10, 2022 and on July 27, 2022 (the “10K Filing”). In response to an SEC comment letter dated September 7, 2022, this Amendment makes certain revisions to the 10K Filing to reflect the following revisions:

●	revise the Part II – Item 8. Financial Statements and Supplementary Data; and

●	revise the Part II – Item 9A. Controls and Procedures.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, “Item 15. Exhibits, Financial Statement Schedules” hereof.

Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the 10K Filing or modify or update those disclosures affected by subsequent events.

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

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 4 to our Consolidated Financial Statements appearing elsewhere in this report.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nukkleus Inc. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Correction of a Material Misstatement in Previously Issued Financial Statements

As discussed in Note 2 to the financial statement, the September 30, 2021 financial statements have been restated to correct a misstatement.

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

Saddle Brook, New Jersey

December 29, 2021 except for Notes 1, 4, 5, 12, 13 and 14 as to which the date is June 10, 2022 and Note 2 as to which date is July 21, 2022.

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

CONTINGENCY - (Note 13)

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
	(as restated)

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on December 29, 2021 and amended on June 10, 2022 and July 27, 2022 (the “10K Filing”), to record the classification of amortization of intangible assets representing licenses and banking infrastructure acquired on Match acquisition. The Company had previously recorded the amortization of intangible assets as operating expenses. In July 2022, the Company realized its financial services segment is unable to generate revenue without the licenses and bank infrastructure. As a result, the Company reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services.

The following table represents the impacts of the adjustment described above:

	As Reported	Adjustment	As Restated
Consolidated Statement of Operations and Comprehensive Loss for the Year Ended September 30, 2021
Cost of revenue - financial services	$293,011	$469,286	$762,297
Total costs of revenues	$19,193,011	$469,286	$19,662,297
Gross loss - financial services	$(206,047)	$(469,286)	$(675,333)
Total gross profit (loss)	$93,953	$(469,286)	$(375,333)
Amortization of intangible assets	$469,286	$(469,286)	$-
Total operating expenses	$1,026,357	$(469,286)	$557,071

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

Cash and cash equivalents

At September 30, 2021 and 2020, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2021		September 30, 2020
United States	$327,443	92.1%	$82,675	99.8%
England	28,056	7.9%	-	-
Malta	174	0.0%	174	0.2%
Total cash	$355,673	100.0%	$82,849	100.0%

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(AS RESTATED)

NOTE 5 – ACQUISITION

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the valuation of identifiable intangible assets acquired (See Note 5), representing license and banking infrastructure, was completed. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Furthermore, the Company is in the process of having a third-party valuation firm conduct a valuation of the acquisition. As such, the Company’s valuation is preliminary and subject to change pending the results of the third-party valuation report.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

(AS RESTATED)

NOTE 8 – SHARE CAPITAL (continued)

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

(AS RESTATED)

NOTE 9 – INCOME TAXES

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

(AS RESTATED)

NOTE 9 – INCOME TAXES (continued)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

(AS RESTATED)

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

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

(AS RESTATED)

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

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

(AS RESTATED)

NOTE 12 – SEGMENT INFORMATION

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

(AS RESTATED)

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

NOTE 14 – SUBSEQUENT EVENTS

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

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 15 - White Lion Stock Purchase Agreement).

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

NOTE 15 – EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS’ REPORT

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 15 – EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS’ REPORT (continued)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, who is the same person, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

Restatement of Previously Issued Financial Statements

On July 27, 2022, we reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services. We restated our consolidated statement of operations and comprehensive loss for the year ended September 30, 2021 to reflect the reclassification, as described in the Note 2 of this Amendment. The Company’s accounting related to reclassification of the amortization of intangible assets did not have any effect on the Company’s previously reported consolidated operating loss, net loss or earnings per share, cash flows or balance sheets.

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

As of September 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, because of the Company’s small size and limited resources, its internal controls over financial reporting were not effective as of September 30, 2021. We detected a weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions. This internal control deficiency represents a material weakness.

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

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 15 - White Lion Stock Purchase Agreement).

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

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer),	September 26, 2022
Chief Financial Officer (Principal Financial Officer) and Chairman

/s/ Craig Marshak	Director	September 26, 2022

/s/ Jamal “Jamie” Khurshid	Chief Operating Officer and Director	September 26, 2022

/s/ Nicholas Gregory	Director	September 26, 2022

/s/ Daniel Marcus	Director	September 26, 2022

/s/ Brian Schwieger	Director	September 26, 2022