Form 10-Q/A
period 2021-12-31
Nukkleus Inc.
filed 2022-09-27
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 14, 2022 and amended on August 1, 2022 (the “10Q Filing”). In response to an SEC comment letter dated September 7, 2022, this Amendment makes certain revisions to the 10Q Filing to reflect the following revisions:

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

CONTINGENCY - (Note 13)

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10- Q for the quarterly period ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2022 and amended on August 1, 2022 (the “10Q Filing”), to record the classification of amortization of intangible assets representing licenses and banking infrastructure acquired on Match acquisition. The Company had previously recorded the amortization of intangible assets as operating expenses. In July 2022, the Company realized its financial services segment is unable to generate revenue without the licenses and bank infrastructure. As a result, the Company reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended December 31, 2021 (the “Affected Quarterly Period”). Therefore, the Company concluded that the Affected Quarterly Period should be restated to present the reclassification. As such, the Company is reporting the restatement to the period in this quarterly report.

The following table represents the impacts of the adjustment described above:

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2021
Cost of revenue - financial services	$160,842	$846,589	$1,007,431
Total costs of revenues	$4,885,842	$846,589	$5,732,431
Gross profit (loss) - financial services	$168,173	$(846,589)	$(678,416)
Total gross profit (loss)	$243,173	$(846,589)	$(603,416)
Amortization of intangible assets	$911,943	$(846,589)	$65,354
Total operating expenses	$2,186,796	$(846,589)	$1,340,207

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

NOTE 5 – INVESTMENT, AT COST

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

Common stock issued for cost method investment

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi Asset Management Holdings Limited’s shareholders as consideration of acquisition of 5.0% of the issued and outstanding ordinary shares of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded cost method investment of $6,602,000 (see Note 5).

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

NOTE 12 – SEGMENT INFORMATION

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

NOTE 14 – SUBSEQUENT EVENTS (continued)

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

During evaluation of disclosure controls and procedures as of December 31, 2021, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that, because of our small size and limited resources, our internal controls over financial reporting were not effective as of December 31, 2021. We detected a weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions. This internal control deficiency represents a material weakness.

Restatement of Previously Issued Financial Statements

On August 1, 2022, we reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services. We restated our unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended December 31, 2021 to reflect the reclassification, as described in the Note 2 of this Amendment. The Company’s accounting related to reclassification of the amortization of intangible assets did not have any effect on the Company’s previously reported consolidated operating loss, net loss or earnings per share, cash flows or balance sheets.

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