Form 10-Q/A
period 2022-03-31
Nukkleus Inc.
filed 2022-09-27
CIK 1592782

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

Explanatory Note

Nukkleus Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended March 31, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 23, 2022 and amended on August 1, 2022 (the “10Q Filing”). In response to an SEC comment letter dated September 7, 2022, this Amendment makes certain revisions to the 10Q Filing to reflect the following revisions:

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

NUKKLEUS INC.

FORM 10-Q/A

March 31, 2022

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Interim Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and September 30, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended March 31, 2022 (as restated) and 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended March 31, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
Item 5.	Other	31
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	34
Signatures		36

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

CONTINGENCY - (Note 14)

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10- Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022 and amended on August 1, 2022 (the “10Q Filing”), to record the classification of amortization of intangible assets representing licenses and banking infrastructure acquired on Match acquisition. The Company had previously recorded the amortization of intangible assets as operating expenses. In July 2022, the Company realized its financial services segment is unable to generate revenue without the licenses and bank infrastructure. As a result, the Company reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2022 (the “Affected Quarterly Period”). Therefore, the Company concluded that the Affected Quarterly Period should be restated to present the reclassification. As such, the Company is reporting the restatement to the period in this quarterly report.

The following table represents the impacts of the adjustment described above:

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022
Cost of revenue - financial services	$163,583	$526,601	$690,184
Total costs of revenues	$4,888,583	$526,601	$5,415,184
Gross profit (loss) - financial services	$125,434	$(526,601)	$(401,167)
Total gross profit (loss)	$200,434	$(526,601)	$(326,167)
Amortization of intangible assets	$592,891	$(526,601)	$66,290
Total operating expenses	$2,054,156	$(526,601)	$1,527,555

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended March 31, 2022
Cost of revenue - financial services	$324,425	$1,373,190	$1,697,615
Total costs of revenues	$9,774,425	$1,373,190	$11,147,615
Gross profit (loss) - financial services	$293,607	$(1,373,190)	$(1,079,583)
Total gross profit (loss)	$443,607	$(1,373,190)	$(929,583)
Amortization of intangible assets	$1,504,834	$(1,373,190)	$131,644
Total operating expenses	$4,240,952	$(1,373,190)	$2,867,762

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

NOTE 5 – COST METHOD INVESTMENT

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

NOTE 6 – EQUITY METHOD INVESTMENT

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

(AS RESTATED)

NOTE 6 – EQUITY METHOD INVESTMENT (continued)

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

NOTE 7 – INTANGIBLE ASSETS

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

NOTE 7 – INTANGIBLE ASSETS (continued)

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2022 and September 30, 2021, accounts payable and accrued liabilities consisted of the following:

	March 31, 2022	September 30, 2021
Directors’ compensation	$190,538	$170,538
Professional fees	255,388	125,697
Accounts payable	110,000	54,831
Others	5,534	29,655
Total	$561,460	$380,721

NOTE 9 – SHARE CAPITAL

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

(AS RESTATED)

NOTE 9 – SHARE CAPITAL (continued)

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

NOTE 11 – INCOME TAXES

The Company recorded no income tax expense for the three and six months ended March 31, 2022 and 2021 because the estimated annual effective tax rate was zero. As of March 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 12 – CONCENTRATIONS

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

NOTE 12 – CONCENTRATIONS (continued)

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

NOTE 13 – SEGMENT INFORMATION

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

NOTE 15 – SUBSEQUENT EVENTS (continued)

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

During evaluation of disclosure controls and procedures as of March 31, 2022, our CEO/CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that, because of our small size and limited resources, our internal controls over financial reporting were not effective as of March 31, 2022. We detected a weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions. This internal control deficiency represents a material weakness.

Restatement of Previously Issued Financial Statements

On August 1, 2022, we reclassified the amortization of intangible assets from operating expenses to cost of revenue – financial services. We restated our unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended March 31, 2022 to reflect the reclassification, as described in the Note 2 of this Amendment. The Company’s accounting related to reclassification of the amortization of intangible assets did not have any effect on the Company’s previously reported consolidated operating loss, net loss or earnings per share, cash flows or balance sheets.

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