Form 10-Q
period 2022-12-31
Nukkleus Inc.
filed 2023-05-19
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 19, 2023
Common Stock, $0.0001 par value per share	367,175,886 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$279,728	$364,023
Customer custodial cash	8,255,411	2,020,394
Customer digital currency assets	332,079	248,214
Digital assets	61,865	73,415
Due from affiliates	646,591	931,136
Note receivable - related party	35,000	35,000
Note receivable	67,800	-
Other current assets	29,498	15,617

TOTAL CURRENT ASSETS	9,707,972	3,687,799

NON-CURRENT ASSETS:
Cost method investment	6,602,000	6,602,000
Intangible assets, net	7,482,213	8,075,105

TOTAL NON-CURRENT ASSETS	14,084,213	14,677,105

TOTAL ASSETS	$23,792,185	$18,364,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Customer custodial cash liabilities	$8,255,761	$2,020,717
Customer digital currency liabilities	332,079	248,214
Due to affiliates	4,637,565	4,514,063
Accounts payable and accrued liabilities	691,229	691,330

TOTAL CURRENT LIABILITIES	13,916,634	7,474,324

TOTAL LIABILITIES	13,916,634	7,474,324

COMMITMENTS AND CONTINGENCIES - (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at December 31, 2022 and September 30, 2022)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 367,175,886 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively)	36,718	36,718
Additional paid-in capital	25,283,335	25,136,459
Accumulated deficit	(15,474,738)	(14,340,816)
Accumulated other comprehensive income	30,236	58,219

TOTAL STOCKHOLDERS’ EQUITY	9,875,551	10,890,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,792,185	$18,364,904

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,
	2022	2021
		(as restated)
REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000
Revenue - financial services	576,388	329,015
Total revenues	5,376,388	5,129,015

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000
Cost of revenue - financial services	706,261	874,205
Total costs of revenues	5,431,261	5,599,205

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	75,000	75,000
Gross loss - financial services	(129,873)	(545,190)
Total gross loss	(54,873)	(470,190)

OPERATING EXPENSES:
Advertising and marketing	49,122	35,222
Professional fees	677,103	1,054,958
Compensation and related benefits	160,260	125,373
Amortization of intangible assets	66,291	65,354
Other general and administrative	128,846	192,526
Total operating expenses	1,081,622	1,473,433

LOSS FROM OPERATIONS	(1,136,495)	(1,943,623)

OTHER INCOME (EXPENSE):
Other income (expense)	2,573	(1,216)
Total other income (expense), net	2,573	(1,216)

LOSS BEFORE INCOME TAXES	(1,133,922)	(1,944,839)

INCOME TAXES	-	-

NET LOSS	$(1,133,922)	$(1,944,839)

COMPREHENSIVE LOSS:
NET LOSS	$(1,133,922)	$(1,944,839)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(27,983)	(2,227)
COMPREHENSIVE LOSS	$(1,161,905)	$(1,947,066)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	367,175,886	335,720,023

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2022

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2022	-	$-	367,175,886	$36,718	$25,136,459	$(14,340,816)	$58,219	$10,890,580

Stock-based compensation	-	-	-	-	146,876	-	-	146,876

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(1,133,922)	-	(1,133,922)

Foreign currency translation adjustment	-	-	-	-	-	-	(27,983)	(27,983)

Balance as of December 31, 2022	-	$-	367,175,886	$36,718	$25,283,335	$(15,474,738)	$30,236	$9,875,551

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2021

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2021	-	$-	332,024,371	$33,203	$11,613,208	$(2,495,159)	$8,440	$9,159,692

Common stock issued in connection with cost method investment	-	-	20,000,000	2,000	6,600,000	-	-	6,602,000

Stock-based compensation	-	-	-	-	378,746	-	-	378,746

Net loss for the three months ended December 31, 2021	-	-	-	-	-	(1,944,839)	-	(1,944,839)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,227)	(2,227)

Balance as of December 31, 2021	-	$-	352,024,371	$35,203	$18,591,954	$(4,439,998)	$6,213	$14,193,372

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2022	2021
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,133,922)	$(1,944,839)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of intangible assets	592,892	911,943
Stock-based compensation and service expense	146,876	378,746
Unrealized foreign currency exchange loss	164	-
Impairment of digital assets	7,610	-
Changes in operating assets and liabilities:
Customer digital currency assets	(60,324)	151,118
Accounts receivable	-	2,397
Digital assets	9,798	(214)
Other current assets	(12,731)	(355)
Due from affiliates	284,562	3,474
Customer custodial cash liabilities	5,874,714	(709,188)
Customer digital currency liabilities	60,324	(151,118)
Due to affiliates	93,254	145,999
Accounts payable and accrued liabilities	(28,897)	151,704

Net cash provided by (used in) operating activities	5,834,320	(1,060,333)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in note receivable	(67,800)	-

Net cash used in investing activities	(67,800)	-

EFFECT OF EXCHANGE RATE ON CASH	384,202	1,086

NET INCREASE (DECREASE) IN CASH	6,150,722	(1,059,247)

Cash - beginning of period	2,384,417	1,203,073

Cash - end of period	$8,535,139	$143,826

Cash consisted of the following:
Cash	$279,728	$52,875
Customer custodial cash	8,255,411	90,951
Total cash	$8,535,139	$143,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$-	$6,602,000

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On December 30, 2021, the Company and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement”) pursuant to which the Company agreed to acquire 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of 15,151,515 shares of common stock of the Company (valued at $5,000,000 based on the market price of the Company’s common stock on the acquisition date) (the “Digiclear Transaction”). In addition to, if and when the Company is acquired by a Special Purpose Acquisition Company (“SPAC”), the Company will fund and capitalize Digiclear with a minimum of $1,000,000 operating capital in exchange for 4.545% of additional shares of Digiclear’s capital stock. Digiclear shall retain the right to unwind the transaction and to have the Company return the 5,400,000 ordinary shares of Digiclear share in return for Digiclear returning to the Company the 15,151,515 of Company common shares. Digiclear can only unwind the transaction if the Company is no longer under contract to be acquired by a SPAC (See Note 15 – Merger). The Digiclear Transaction closed on March 17, 2022. Digiclear is a company developing a custody and settlement utility operating system.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2022 and September 30, 2022, the Company had cash of $279,728 and $364,023, respectively, exclusive of customer custodial cash.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company incurred a net loss for the three months ended December 31, 2022 of $1,133,922 and had a working capital deficit of $4,208,662 at December 31, 2022. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on April 10, 2023. The consolidated balance sheet as of September 30, 2022 contained herein has been derived from the audited consolidated financial statements as of September 30, 2022, but does not include all disclosures required by U.S. GAAP.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the unaudited condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three months ended December 31, 2022 and 2021 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

Cash and cash equivalents

At December 31, 2022 and September 30, 2022, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2022		September 30, 2022
United States	$49,251	17.6%	$47,860	13.1%
United Kingdom	229,987	82.2%	315,989	86.8%
Lithuania	316	0.1%	-	-
Malta	174	0.1%	174	0.1%
Total cash	$279,728	100.0%	$364,023	100.0%

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and September 30, 2022. Cash and cash equivalents excludes customer legal tender, which is reported separately as Customer custodial cash in the accompanying condensed consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer digital currency assets and liabilities (continued)

Management has determined that Digital RFQ has control of the customer digital currency assets and records these assets on its balance sheet with a corresponding liability. Digital RFQ recognizes customer digital currency liabilities and corresponding customer digital currency assets, on initial recognition and at each reporting date, at fair value of the customer digital currency assets. Subsequent changes in fair value are adjusted to the carrying amount of these customer digital currency assets, with changes in fair value recorded in other general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated financial statements, primarily due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis. Customer digital currency assets and liabilities are measured at fair value on a recurring basis. These assets and liabilities are measured at fair value on an ongoing basis.

The following table provides these assets and liabilities carried at fair value, measured as of December 31, 2022:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Customer digital currency assets	$-	$332,079	$-	$332,079
Customer digital currency liabilities	$-	$332,079	$-	$332,079

The following table provides these assets and liabilities carried at fair value, measured as of September 30, 2022:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Customer digital currency assets	$-	$248,214	$-	$248,214
Customer digital currency liabilities	$-	$248,214	$-	$248,214

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

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2022 and September 30, 2022, the Company’s cash and customer custodial cash balances had approximately $8,031,000 and $1,571,000, respectively, in excess of the federally-insured limits.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Digital assets

The digital assets held by the Company are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the digital asset at the time its fair value is being measured. Impairment expense is reflected in other general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company assigns costs to transactions on a first-in, first-out basis.

Other current assets

Other current assets primarily consist of security deposit and prepaid OTC Markets listing fees. As of December 31, 2022 and September 30, 2022, other current assets amounted to $29,498 and $15,617, respectively.

Cost method investment

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. No impairment expense was recorded for the three months ended December 31, 2022 and 2021.

Intangible assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of December 31, 2022. For the three months ended December 31, 2022 and 2021, no impairment of long-lived assets was recognized.

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

Revenue recognition (continued)

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA (including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support) and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. The Company recognizes the full contracted amount each period with no deferred revenue. The nature of the performance obligation is to provide the specified goods or services directly to the customer. The Company engages another party to satisfy the performance obligation on its behalf. The Company’s performance obligation is not to arrange for the provision of the specified good or service by another party. The Company is primarily responsible for fulfilling the promise to provide the specified good or service. Therefore, the Company is deemed to be a principal in the transaction and recognizes revenue for that performance obligation. The Company is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. Under a GSA, the Company is contractually obligated to provide for the fulfillment software, technology, customer sales and marketing and risk management technology hardware and software solutions package to TCM. The Company provides these services, obtained from affiliate service provider FXDirect Dealer, LLC which is under common ownership, and controls the services of its service provider necessary to legally transfer of the services to TCM. Consequently, the Company is defined as the principal in the transaction. The Company, as principal, satisfies its obligation by providing ongoing service support enabling TCM to conduct its retail FX business without interruption. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The monthly GSA price is calculated by applying the Company’s 1.6% mark-up to the costs of the services being provided by FXDirect Dealer, LLC.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered. Prepayments, if any, received from customers prior to the services being performed are recorded as advances from customers. In these cases, when the services are performed, the appropriate portion of the amount recorded as advance from customers is recognized as revenue. There are 4 distinct stages that each trade must go through to be completed and must be converted from one currency into another. Where possible, fees are taken in United States dollar (“USD”) and therefore if there is an agreed fee with the client then this will be taken on the USD leg of the transaction regardless of whether it is pre-conversion or post-conversion. The first stage is notification and there is no real opportunity for us to realize revenue at this stage. The second stage is the funding stage and it allows us to charge the agreed fee before any currency conversion, we call this pre-trade revenue. The third stage of the transaction is conversion and we are able to realize revenue in the spread between the price we pay for the conversion and the price we charge the client for the conversion. The fourth opportunity for us to realize revenue (charge our fee) is after the conversion has taken place (post-trade).

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party

Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
Revenue Stream	2022	2021
General support services	$4,800,000	$4,800,000
Financial services	576,388	329,015
Total revenues	$5,376,388	$5,129,015

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended December 31, 2022 and 2021, advertising and marketing costs amounted to $49,122 and $35,222, respectively, which is included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

Asset and liability accounts at December 31, 2022 and September 30, 2022 were translated at 0.8266 GBP and 0.8987 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at December 31, 2022 and September 30, 2022 were translated at 0.9323 EUR and 1.0221 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the three months ended December 31, 2022 and 2021 was 0.8525 GBP and 0.7422 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the three months ended December 31, 2022 was 0.9806 EUR to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended December 31, 2022 and 2021 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended December 31, 2022 and 2021, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended December 31,
	2022	2021
Stock options	5,850,000	1,000,000
Potentially dilutive securities	5,850,000	1,000,000

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

NOTE 4 - CUSTOMER ASSETS AND LIABILITIES

The Company includes customer funds in the condensed consolidated balance sheets as customer custodial cash and also includes such a corresponding liability reflected as customer custodial cash liabilities in the condensed consolidated balance sheets.

The following table presents customers’ cash and digital positions:

	December 31, 2022	September 30, 2022
Customer custodial cash	$8,255,411	$2,020,394
Customer digital currency assets	332,079	248,214
Total customer assets	$8,587,490	$2,268,608

Customer custodial cash liabilities	$8,255,761	$2,020,717
Customer digital currency liabilities	332,079	248,214
Total customer liabilities	$8,587,840	$2,268,931

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the three months ended December 31, 2022 and 2021, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying condensed consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CUSTOMER ASSETS AND LIABILITIES (continued)

The following table sets forth the fair market value of customer digital currency assets, as shown in the condensed consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
	Fair value	Percentage of total	Fair value	Percentage of total
Bitcoin	$110,705	33.3%	$162,294	65.4%
Stablecoin/USD Coin	221,033	66.6%	85,897	34.6%
Ethereum	262	0.1%	23	0.0%
Others	79	0.0%	-	-
Total customer digital currency assets	$332,079	100.0%	$248,214	100.0%

NOTE 5 – DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of December 31, 2022:

Asset	Estimated useful life	Cost	Impairment	Digital assets
Bitcoin	Indefinite	$58,276	$8,690	$49,586
Ethereum	Indefinite	921	-	921
Stablecoin/USD Coin	Indefinite	10,967	-	10,967
Other	Indefinite	391	-	391
Total		$70,555	$8,690	$61,865

The following table summarizes the Company's digital asset holdings as of September 30, 2022:

Asset	Estimated useful life	Cost	Impairment	Digital assets
Bitcoin	Indefinite	$63,377	$774	$62,603
Ethereum	Indefinite	1,289	-	1,289
Stablecoin/USD Coin	Indefinite	9,417	-	9,417
Other	Indefinite	106	-	106
Total		$74,189	$774	$73,415

The Company recorded impairment expense of $7,610 and $0 for the three months ended December 31, 2022 and 2021, respectively, which was included in other general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTE RECEIVABLE

As of December 31, 2022, the Company made loans with an aggregate principal of $67,800 to Brilliant. The principal shall be payable promptly after the date on which Brilliant consummates an initial business combination with a target business. The principal may be prepaid at any time. These loans bear a fixed interest rate of 0% per annum. These loans shall not be convertible into any securities of Brilliant, and the Company shall have no recourse with respect to Brilliant’s ability to convert these loans into any securities of Brilliant (See Note 15 – Merger).

NOTE 7 – COST METHOD INVESTMENT

At December 31, 2022, cost method investment amounted to $6,602,000. The investment represents the Company’s minority interest in Jacobi, a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000 ($0.3301 per share), the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of December 31, 2022.

NOTE 8 – EQUITY METHOD INVESTMENT

As of both December 31, 2022 and September 30, 2022, the equity method investment amounted to $0. The investment represents the Company’s interest in Digiclear. Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is a company developing a custody and settlement utility operating system.

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

In September 2022, the Company assessed its equity method investment for any impairment and concluded that there were indicators of impairment as of September 30, 2022. The impairment is due to the Company’s conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s a series of operating losses and global economic environment. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the equity method investment. The Company has recognized an impairment loss of $4,310,745 related to the equity method investment for the year ended September 30, 2022, which reduced the investment value to zero.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INTANGIBLE ASSETS

Intangible assets primarily consist of the valuation of identifiable intangible assets acquired, representing trade names, regulatory licenses, and technology. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

At December 31, 2022 and September 30, 2022, intangible assets consisted of the following:

	Useful Life	December 31, 2022	September 30, 2022
Trade names	3 Years	$784,246	$784,246
Regulatory licenses	3 Years	138,751	138,751
Technology	5 Years	10,300,774	10,300,774
Software	3 Years	11,237	11,237
		11,235,008	11,235,008
Less: accumulated amortization		(3,752,795)	(3,159,903)
		$7,482,213	$8,075,105

For the three months ended December 31, 2022 and 2021, amortization expense amounted to $592,892 and $911,943, respectively, of which, $526,601 and $846,589 was included in cost of revenue – financial services, and $66,291 and $65,354 was included in operating expenses, respectively.

Amortization of intangible assets attributable to future periods is as follows:

For the Twelve-month Period Ending December 31:	Amortization amount
2023	$2,371,566
2024	2,192,094
2025	2,060,155
2026	858,398
2027 and thereafter	-
$7,482,213

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2022 and September 30, 2022, accounts payable and accrued liabilities consisted of the following:

	December 31, 2022	September 30, 2022
Directors’ compensation	$267,205	$237,205
Unearned revenue	210,911	203,222
Professional fees	107,690	170,058
Accounts payable	55,389	51,712
Others	50,034	29,133
Total	$691,229	$691,330

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE CAPITAL

Preferred stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 15,000,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2022:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Exercise Price
$0.09 – 1.00	4,850,000	2.77	$0.29	1,050,000	$0.10
2.50	1,000,000	3.72	2.50	1,000,000	2.50
$0.09 – 2.50	5,850,000	2.93	$0.67	2,050,000	$1.27

Stock option activities for the three months ended December 31, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2022	5,850,000	$0.67
Granted	-	-
Terminated / Exercised / Expired	-	-
Outstanding at December 31, 2022	5,850,000	$0.67
Options exercisable at December 31, 2022	2,050,000	$1.27
Options expected to vest	3,800,000	$0.35

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2022 was $0.

For the three months ended December 31, 2022 and 2021, stock-based compensation expense associated with stock options granted amounted to $146,876 and $378,746, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2022 and changes during the three months ended December 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at October 1, 2022	3,800,000	$0.35
Granted	-	-
Vested	-	-
Nonvested at December 31, 2022	3,800,000	$0.35

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $10,557 and $0 for the three months ended December 31, 2022 and 2021, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of December 31, 2022 and September 30, 2022, the accrued and unpaid services charge related to Oliver Worsley amounted to $0 and $16,691, respectively, which have been included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $22,287 and $674 for the three months ended December 31, 2022 and 2021, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended December 31, 2022 and 2021, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended December 31,
	2022	2021
Service provided to:
TCM	$4,800,000	$4,800,000
	$4,800,000	$4,800,000

During the three months ended December 31, 2022 and 2021, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended December 31,
	2022	2021
Service received from:
FXDIRECT	$4,725,000	$4,725,000
	$4,725,000	$4,725,000

During the three months ended December 31, 2022 and 2021, Digital RFQ earned revenue from related parties in the amount of $24,744 and $5,263, respectively, which was included in revenue – financial services on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates

At December 31, 2022 and September 30, 2022, due from affiliates consisted of the following:

	December 31, 2022	September 30, 2022
Digiclear	$116,262	$35,762
TCM	530,329	895,374
Total	$646,591	$931,136

The balance due from Digiclear represents advances made to Digiclear. The balance due from TCM represents unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at December 31, 2022 and September 30, 2022. The Company historically has not experienced uncollectible receivable from the related parties.

Due to affiliates

At December 31, 2022 and September 30, 2022, due to affiliates consisted of the following:

	December 31, 2022	September 30, 2022
Forexware LLC (1)	$1,127,645	$1,079,229
FXDIRECT	3,095,102	3,042,101
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	263,191	242,113
Markets Direct Payments (1)	2,299	2,114
Match Fintech Limited (2)	107,328	106,506
Total	$4,637,565	$4,514,063

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.
(2)	Match Fintech Limited is controlled by affiliates of the Company.

The balances due to affiliates represents expenses paid by Forexware LLC, FXDIRECT, FXDD Trading, Markets Direct Payments, and Match Fintech Limited on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At December 31, 2022 and September 30, 2022, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $264,620 and $248,214, respectively, which was included in customer digital currency assets and liabilities on the accompanying condensed consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Note receivable – related party

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note shall mature with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum.

For the three months ended December 31, 2022, the interest income related to this note amounted to $439 and has been included in other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of December 31, 2022 and September 30, 2022, the outstanding interest balance related to this note was $604 and $159, respectively, and was included in other current assets on the accompanying condensed consolidated balance sheets.

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 15 - White lion stock purchase agreement).

Craig Marshak, a member of the Board of Directors of the Company, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by the Company to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise the Company with respect to the Business Combination. As of December 31, 2022, the Company has paid ClearThink $140,000, and upon closing of the Business Combination the Company is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of December 31, 2022.

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
Customer	2022	2021
A – related party	89.3%	93.6%

Two related party customers, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding due from affiliates at December 31, 2022, accounted for 99.9% of the Company’s total outstanding due from affiliates at December 31, 2022.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding due from affiliates at September 30, 2022, accounted for 96.2% of the Company’s total outstanding due from affiliates at September 30, 2022.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
Supplier	2022	2021
A – related party	87.0%	84.4%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at December 31, 2022, accounted for 79.2% of the Company’s total outstanding accounts payable and due to affiliates at December 31, 2022.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022, accounted for 79.2% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION

For the three months ended December 31, 2022 and 2021, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended December 31, 2022 and 2021 was as follows:

	Three Months Ended December 31,
	2022	2021
		(as restated)
Revenues
General support services	$4,800,000	$4,800,000
Financial services	576,388	329,015
Total	5,376,388	5,129,015

Costs of revenues
General support services	4,725,000	4,725,000
Financial services	706,261	874,205
Total	5,431,261	5,599,205

Gross profit (loss)
General support services	75,000	75,000
Financial services	(129,873)	(545,190)
Total	(54,873)	(470,190)

Operating expenses
Financial services	494,039	536,281
Corporate/Other	587,583	937,152
Total	1,081,622	1,473,433

Other income (expense)
Financial services	2,573	(1,216)
Total	2,573	(1,216)

Net income (loss)
General support services	75,000	75,000
Financial services	(621,339)	(1,082,687)
Corporate/Other	(587,583)	(937,152)
Total	(1,133,922)	(1,944,839)

Amortization
Financial services	591,956	911,943
Corporate/Other	936	-
Total	$592,892	$911,943

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION (continued)

Total assets at December 31, 2022 and September 30, 2022	December 31, 2022	September 30, 2022
Financial services	$16,412,436	$10,768,309
Corporate/Other	7,379,749	7,596,595
Total	$23,792,185	$18,364,904

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Merger

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. On January 20, 2023, parties to the Merger Agreement entered into an Amendment No. 3 to the Merger Agreement (the “Amendment”) solely to extend the Outside Closing Date (as defined in the Merger Agreement), to June 23, 2023 (following the approval by Brilliant’s shareholders of the extension of the life of the SPAC pursuant to Brilliant’s organizational documents, which was granted on April 20, 2023). The transactions contemplated by the Merger Agreement are expected to close in the third quarter of fiscal year 2023, provided however there is no guarantee that the transaction will close.

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of December 31, 2022, the White Lion Agreement is not yet effective.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company made loans with an aggregate principal of $118,800 to Brilliant in subsequent period.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of which would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the FDIC was appointed as receiver for SVB and Signature. In the event of a failure or liquidity issues of or at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

Similarly, if our customers experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

	Three Months Ended December 31,
Performance Indicator	2022	2021
		(as restated)
Trading volume	$141,867,422	$4,854,373
Financial services revenue	$576,388	$329,015
Financial services loss	$(129,873)	$(545,190)
Average cost per trade	$795	$8,571
Average trade	159,761	47,592
Number of trades	888	102
Clients active	57	30
Gross trading margin	0.4%	6.8%
Gross margin	(22.5)%	(165.7)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue  represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services loss is measured as financial services revenue, less costs which include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services. For the three months ended December 31, 2022, we saw a 2,822.5% increase in trade volume over the three months ended December 31, 2021. The increase in trading volume had a similar positive effect on all other KPIs.

Average cost per trade is driven by financial services costs. We gained significant economies of scale as average cost per trade decreased measurably as trading volume increased.

Active clients for the three months ended December 31, 2022 and 2021 was 57 and 30, respectively. We continue to bring on introducing brokers as well as increases in marketing spend from which we continue to add new clients.

Gross trading margin is a metric that measures financial services revenue to trading volume.

Critical Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the unaudited condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three months ended December 31, 2022 and 2021 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

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

The Company has determined that the Company has control of the customer digital currency assets and records these assets on its balance sheet with a corresponding liability. The Company recognizes customer digital currency liabilities and corresponding customer digital currency assets, on initial recognition and at each reporting date, at fair value of the customer digital currency assets. Subsequent changes in fair value are adjusted to the carrying amount of these customer digital currency assets, with changes in fair value recorded in other general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

Any loss, theft, or other misuse would impact the measurement of customer digital currency assets. The Company classifies the customer digital currency assets as current based on their purpose and availability to fulfill the Company’s direct obligations to its customers.

Investment, at Cost

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters is accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. No impairment expense for cost method investment was recorded for the three months ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of December 31, 2022. For the three months ended December 31, 2022 and 2021, no impairment of long-lived assets was recognized.

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

Results of Operations

Summary of Key Results

For the Three Months Ended December 31, 2022 Versus the Three Months Ended December 31, 2021

Revenues

For both of the three months ended December 31, 2022 and 2021, we had revenue from general support services rendered to TCM under a GSA of $4,800,000.

For the three months ended December 31, 2022, we had revenue from financial services of $576,388, as compared to $329,015 for the three months ended December 31, 2021, an increase of $247,373, or 75.2%. The significant increase was primarily attributable to our business expansion. We expect that our revenue from financial services will continue to increase in the near future since we are making efforts on expanding our financial services.

Costs of Revenues

For both of the three months ended December 31, 2022 and 2021, our cost of general support services was $4,725,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the three months ended December 31, 2022, cost of financial services amounted to $706,261, as compared to $874,205 for the three months ended December 31, 2021, a decrease of $167,944, or 19.2%. The decrease was primarily attributable to the decrease in amortization costs of intangible assets which consist of license and banking infrastructure acquired on Match acquisition.

Gross Profit (Loss)

For both of the three months ended December 31, 2022 and 2021, our gross profit from general support services was $75,000, representing gross margin of 1.6%.

Gross loss from financial services for the three months ended December 31, 2022 was $129,873, as compared to $545,190 for the three months ended December 31, 2021, a decrease of $415,317, or 76.2%. Gross margin increased to (22.5)% for the three months ended December 31, 2022 from gross margin of (165.7)% for the three months ended December 31, 2021. The gross losses were primarily attributable to a large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. The significant increase in our gross margin for the financial services segment for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 was primarily attributed to the decreased amortization costs of intangible assets and the increased scale of operations resulting from larger revenue, which is reflected in the allocation of fixed costs, mainly consisting of amortization costs of intangible assets, to cost of revenue. We expect that our gross margin for the financial services segment will continue to increase since we anticipate we will generate more revenue from financial services and we can improve our gross margin from financial services segment to the extent that we can become more efficient by increasing our revenue.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, amortization of intangible assets, and other general and administrative expenses.

Advertising and marketing

For the three months ended December 31, 2022, advertising and marketing expense increased by $13,900, or 39.5%, as compared to the three months ended December 31, 2021. The increase was primarily attributable to our incurred advertising and marketing activities to enhance the visibility and marketability of our services and to improve brand recognition and awareness. We expect that our advertising and marketing expense will remain in its current level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended December 31, 2022, professional fees decreased by $377,855, or 35.8% as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a significant decrease in advisory service fees of approximately $277,000 mainly due to decreased advisory service related to our merger and acquisition, a decrease in legal service fees of approximately $76,000 due to decreased legal service related to our merger and acquisition, a decrease in consulting fees of approximately $94,000 mainly due to decreased consulting services related to our merger and acquisition, offset by an increase in other miscellaneous items of approximately $69,000 resulting from our business expansion. We expect that our professional fees will remain in its current level with minimal increase in the near future.

Compensation and related benefits

For the three months ended December 31, 2022, our compensation and related benefits increased by $34,887, or 27.8%, as compared to the three months ended December 31, 2021. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current level with minimal increase in the near future.

Amortization of intangible assets

For the three months ended December 31, 2022, our amortization of intangible assets increased by $937, or 1.4%, as compared to the three months ended December 31, 2021. The increase was primarily attributable to increased intangible assets in the three months ended December 31 2022. We expect that our amortization of intangible assets will remain in its current level in the near future.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, filing fee, and other miscellaneous items.

For the three months ended December 31, 2022, total other general and administrative expenses decreased by $63,680, or 33.1%, as compared to the three months ended December 31, 2021. The decrease was mainly due to a decrease in filing fee of approximately $11,000, a decrease in rent of approximately $8,000, and a decrease in other miscellaneous items of approximately $45,000 reflecting our efforts at stricter controls on corporate expenditure. We expect that other general and administrative expenses will remain in its current level with minimal increase in the near future.

Other (Expense) Income

Other income, net, totaled $2,573 for the three months ended December 31, 2022, as compared to other expense, net, of $1,216 for the three months ended December 31, 2021, an increase of $3,789.

Net Loss

As a result of the factors described above, our net loss was $1,133,922, or $0.00 per share (basic and diluted), for the three months ended December 31, 2022, as compared to $1,944,839, or $0.00 per share (basic and diluted), for the three months ended December 31, 2021, a decrease of $810,917 or 41.7%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ Limited, is the British Pound (“GBP”) and the functional currency of Digital RFQ Limited’s subsidiary, DRFQ Europe UAB, is Euro. The financial statements of our subsidiaries whose functional currency is the GBP or Euro are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $27,983 and $2,227 for the three months ended December 31, 2022 and 2021, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,161,905 and $1,947,066 for the three months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2022 and September 30, 2022, we had cash of $279,728 and $364,023, respectively, exclusive of customer custodial cash. We had working capital deficit of $4,208,662 as of December 31, 2022.

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

The following table sets forth a summary of changes in our working capital deficit from September 30, 2022 to December 31, 2022:

	December 31,	September 30,	Changes in
	2022	2022	Amount	Percentage
Working capital deficit:
Total current assets	$9,707,972	$3,687,799	$6,020,173	163.2%
Total current liabilities	13,916,634	7,474,324	6,442,310	86.2%
Working capital deficit	$(4,208,662)	$(3,786,525)	$(422,137)	11.1%

Our working capital deficit increased by $422,137 to $4,208,662 at December 31, 2022 from $3,786,525 at September 30, 2022. The increase in working capital deficit was primarily attributable to a decrease in due from affiliates of approximately $285,000 resulting from the payments received from our affiliates in the three months ended December 31, 2022, a significant increase in customer custodial cash liabilities of approximately $6,235,000 resulting from our business expansion, an increase in due to affiliates of approximately $124,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the three months ended December 31, 2022, offset by a significant increase in customer custodial cash of approximately $6,235,000 resulting from our business expansion.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the unaudited condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Net cash flow provided by operating activities for the three months ended December 31, 2022 was $5,834,320, which primarily reflected the non-cash items adjustment primarily consisting of amortization of intangible assets, mainly representing intangible assets acquired on Match acquisition, of approximately $593,000, and stock-based compensation and service expense of approximately $147,000 due to options granted for professional services, and the changes in operating assets and liabilities, primarily consisting of a decrease in due from affiliates of approximately $285,000 resulting from the payments received from our affiliates in the first quarter of fiscal 2023, a significant increase in customer custodial cash liabilities of approximately $5,875,000 resulting from our business expansion, an increase in due to affiliates of approximately $93,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the first quarter of fiscal 2023, offset by our consolidated net loss of approximately $1,134,000.

Net cash flow used in operating activities was $1,060,333 for the three months ended December 31, 2021, which primarily reflected our consolidated net loss of approximately $1,945,000, and the changes in operating assets and liabilities, primarily consisting of an decrease in customer custodial cash liabilities of approximately $709,000 due to the decrease in customer custodial cash in the first quarter of fiscal 2022, a decrease in customer digital currency liabilities of approximately $151,000 due to the decrease in customer digital currency controlled by us in the first quarter of fiscal 2022, offset by a decrease in customer digital currency assets of approximately $151,000 due to the decrease in customer digital currency controlled by us in the first quarter of fiscal 2022, an increase in due to affiliates of approximately $146,000 resulting from the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the first quarter of fiscal 2022, and an increase in accounts payable and accrued liabilities of approximately $152,000 which was mainly due to the increase in accrued professional fees of approximately $170,000 driven by the increase in professional service providers, and the non-cash items adjustment consisting of amortization of intangible assets of approximately $912,000 and stock-based compensation and service expense of approximately $379,000.

Net cash flow used in investing activities was $68,000 for the three months ended December 31, 2022. During the three months ended December 31, 2022, we made payment for note receivable of approximately $68,000.

There were no investing activities for the three months ended December 31, 2021.

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

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the three months ended December 31, 2022 and 2021, we had an unrealized foreign currency translation loss of approximately $28,000 and $2,000, respectively, because of changes in the exchange rates.

Inflation

The effect of inflation on our revenue and operating results was not significant.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2022, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

Management regularly assesses controls and did so most recently for our financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, because of the Company’s small size and limited resources, internal controls over financial reporting were not effective as of December 31, 2022.

Management determined that the Company has the following material weaknesses:

a)	we have not sufficiently designed, implemented and documented internal controls at the entity level and across the key business and financial processes to allow us to achieve complete, accurate and timely financial reporting;

b)	we have not designed and implemented controls to maintain appropriate segregation of duties in our business processes; and

c)	we utilize third party service providers in our financial services segment, for which the Company relies on for determining amounts pertaining to revenue and cryptocurrency asset completeness, accuracy and existence. The third party service providers lack a key service organization control report.

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

In light of the material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended December 31, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the three months ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Merger

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. On January 20, 2023, parties to the Merger Agreement entered into an Amendment No. 3 to the Merger Agreement (the “Amendment”) solely to extend the Outside Closing Date (as defined in the Merger Agreement), to June 23, 2023 (following the approval by Brilliant’s shareholders of the extension of the life of the SPAC pursuant to Brilliant’s organizational documents, which was granted on April 20, 2023). The transactions contemplated by the Merger Agreement are expected to close in the third quarter of fiscal year 2023, provided however there is no guarantee that the transaction will close.

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of December 31, 2022, the White Lion Agreement is not yet effective.

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

NUKKLEUS INC.
(Registrant)

Date: May 19, 2023	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

