Form 10-Q
period 2023-03-31
Nukkleus Inc.
filed 2023-06-20
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding June 20, 2023
Common Stock, $0.0001 par value per share	367,175,886 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2023

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and September 30, 2022	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended March 31, 2023 and 2022 (as restated)	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and 2022 (as restated)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
Item 5.	Other	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	39
Signatures		41

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$246,650	$364,023
Customer custodial cash	240,296	2,020,394
Customer digital currency assets	393,045	248,214
Digital assets	48,460	73,415
Due from affiliates	255,415	931,136
Note receivable - related party	35,000	35,000
Note receivable	154,150	-
Other current assets	37,789	15,617

TOTAL CURRENT ASSETS	1,410,805	3,687,799

NON-CURRENT ASSETS:
Cost method investment	6,602,000	6,602,000
Intangible assets, net	6,930,988	8,075,105

TOTAL NON-CURRENT ASSETS	13,532,988	14,677,105

TOTAL ASSETS	$14,943,793	$18,364,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$82,266	$51,712
Customer custodial cash liabilities	240,654	2,020,717
Customer digital currency liabilities	393,045	248,214
Due to affiliates	4,506,244	4,514,063
Accrued payroll liability and directors’ compensation	335,837	237,205
Accrued professional fees	210,210	170,058
Accrued liabilities and other payables	33,689	232,355

TOTAL CURRENT LIABILITIES	5,801,945	7,474,324

TOTAL LIABILITIES	5,801,945	7,474,324

COMMITMENTS AND CONTINGENCIES - (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized;
0 share issued and outstanding at March 31, 2023 and September 30, 2022)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized;
367,175,886 shares issued and outstanding
at March 31, 2023 and September 30, 2022)	36,718	36,718
Additional paid-in capital	25,358,002	25,136,459
Accumulated deficit	(16,280,387)	(14,340,816)
Accumulated other comprehensive income	27,515	58,219

TOTAL STOCKHOLDERS’ EQUITY	9,141,848	10,890,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,943,793	$18,364,904

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
		(as restated)		(as restated)
REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Revenue - financial services	833,944	289,017	1,410,332	618,032
Total revenues	5,633,944	5,089,017	11,010,332	10,218,032

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,725,000	4,725,000	9,450,000	9,450,000
Cost of revenue - financial services	760,982	547,719	1,467,243	1,421,924
Total costs of revenues	5,485,982	5,272,719	10,917,243	10,871,924

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	75,000	75,000	150,000	150,000
Gross profit (loss) - financial services	72,962	(258,702)	(56,911)	(803,892)
Total gross profit (loss)	147,962	(183,702)	93,089	(653,892)

OPERATING EXPENSES:
Advertising and marketing	295	163,427	49,417	198,649
Professional fees	566,336	1,209,281	1,243,439	2,264,239
Compensation and related benefits	197,532	129,871	357,792	255,244
Amortization of intangible assets	66,289	66,290	132,580	131,644
Other general and administrative	123,874	101,151	252,720	293,677
Total operating expenses	954,326	1,670,020	2,035,948	3,143,453

LOSS FROM OPERATIONS	(806,364)	(1,853,722)	(1,942,859)	(3,797,345)

OTHER (EXPENSE) INCOME:
Loss from equity method investment	-	(70,619)	-	(70,619)
Other income (expense)	715	(2,273)	3,288	(3,489)
Total other income (expense), net	715	(72,892)	3,288	(74,108)

LOSS BEFORE INCOME TAXES	(805,649)	(1,926,614)	(1,939,571)	(3,871,453)

INCOME TAXES	-	-	-	-

NET LOSS	$(805,649)	$(1,926,614)	$(1,939,571)	$(3,871,453)

COMPREHENSIVE LOSS:
NET LOSS	$(805,649)	$(1,926,614)	$(1,939,571)	$(3,871,453)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(2,721)	13,214	(30,704)	10,987
COMPREHENSIVE LOSS	$(808,370)	$(1,913,400)	$(1,970,275)	$(3,860,466)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	367,175,886	354,549,624	367,175,886	345,031,364

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended March 31, 2023

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2022	-	$-	367,175,886	$36,718	$25,136,459	$(14,340,816)	$58,219	$10,890,580

Stock-based compensation	-	-	-	-	146,876	-	-	146,876

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(1,133,922)	-	(1,133,922)

Foreign currency translation adjustment	-	-	-	-	-	-	(27,983)	(27,983)

Balance as of December 31, 2022	-	-	367,175,886	36,718	25,283,335	(15,474,738)	30,236	9,875,551

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(805,649)	-	(805,649)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,721)	(2,721)

Balance as of March 31, 2023	-	$-	367,175,886	$36,718	$25,358,002	$(16,280,387)	$27,515	$9,141,848

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

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2023	2022
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,939,571)	$(3,871,453)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangible assets	1,185,783	1,504,834
Stock-based compensation and service expense	221,543	904,368
Unrealized foreign currency exchange loss	132	-
Loss on equity method investment	-	70,619
Changes in operating assets and liabilities:
Customer digital currency assets	(113,686)	(170,955)
Accounts receivable	-	667
Digital assets	31,901	(528)
Due from affiliates	676,576	1,138,460
Other current assets	(20,764)	(14,943)
Accounts payable	24,053	57,775
Customer custodial cash liabilities	(1,934,733)	309,542
Customer digital currency liabilities	113,686	170,955
Due to affiliates	(43,259)	(224,287)
Accrued payroll liability and directors’ compensation	97,311	20,000
Accrued professional fees	34,452	(25,202)
Accrued liabilities and other payables	(215,925)	111,656

Net cash used in operating activities	(1,882,501)	(18,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	(154,150)	-
Purchase of intangible asset	(41,245)	-

NET CASH USED IN INVESTING ACTIVITIES	(195,395)	-

EFFECT OF EXCHANGE RATE ON CASH	180,425	(27,915)

NET DECREASE IN CASH	(1,897,471)	(46,407)

Cash - beginning of period	2,384,417	1,203,073

Cash - end of period	$486,946	$1,156,666

Cash consisted of the following:
Cash	$246,650	$74,245
Customer custodial cash	240,296	1,082,421
Total cash	$486,946	$1,156,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$-	$6,602,000
Common stock issued in connection with equity method investment	$-	$5,000,000
Stock options issued for the purchase of an intangible asset	$-	$11,237

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

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2023 and September 30, 2022, the Company had cash of $246,650 and $364,023, respectively, exclusive of customer custodial cash.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company had a working capital deficit of approximately $4,391,000 at March 31, 2023 and incurred a net loss and generated negative cash flow from operating activities of approximately $1,940,000 and $1,883,000 for the six months ended March 31, 2023, respectively. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Significant estimates during the three and six months ended March 31, 2023 and 2022 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

Cash and cash equivalents

At March 31, 2023 and September 30, 2022, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2023		September 30, 2022
United States	$183,686	74.5%	$47,860	13.1%
United Kingdom	61,986	25.1%	315,989	86.8%
Lithuania	804	0.3%	-	-
Malta	174	0.1%	174	0.1%
Total cash	$246,650	100.0%	$364,023	100.0%

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2023 and September 30, 2022. Cash and cash equivalents excludes customer legal tender, which is reported separately as Customer custodial cash in the accompanying condensed consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

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

The following table provides these assets and liabilities carried at fair value, measured as of March 31, 2023:

	Quoted Price in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Balance at March 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Customer digital currency assets	$-	$393,045	$-	$393,045
Customer digital currency liabilities	$-	$393,045	$-	$393,045

The following table provides these assets and liabilities carried at fair value, measured as of September 30, 2022:

	Quoted Price in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Customer digital currency assets	$-	$248,214	$-	$248,214
Customer digital currency liabilities	$-	$248,214	$-	$248,214

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

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2023, there were no balances in excess of the federally-insured limits.

We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the FDIC was appointed as receiver for SVB and Signature. In the event of a failure or liquidity issues of or at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations. Similarly, if our customers experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

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

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other current assets

Other current assets primarily consist of security deposit, prepaid professional fee, and prepaid OTC Markets listing fees. As of March 31, 2023 and September 30, 2022, other current assets amounted to $37,789 and $15,617, respectively.

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

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue Stream	2023	2022	2023	2022
General support services	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Financial services	833,944	289,017	1,410,332	618,032
Total revenues	$5,633,944	$5,089,017	$11,010,332	$10,218,032

Cost method investment

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. No impairment expense was recorded for the three and six months ended March 31, 2023 and 2022.

Intangible assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of March 31, 2023. For the three and six months ended March 31, 2023 and 2022, no impairment of long-lived assets was recognized.

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended March 31, 2023 and 2022, advertising and marketing costs amounted to $295 and $163,427, respectively, which was included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the six months ended March 31, 2023 and 2022, advertising and marketing costs amounted to $49,417 and $198,649, respectively, which is included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Stock-based compensation (continued)

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

Foreign currency translation

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated using average rates during each reporting period, and stockholders’ equity is translated at historical exchange rates. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss.

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

Asset and liability accounts at March 31, 2023 and September 30, 2022 were translated at 0.8099 GBP and 0.8987 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at March 31, 2023 and September 30, 2022 were translated at 0.9206 EUR and 1.0221 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at March 31, 2023 were translated at 1.3529 CAD to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the six months ended March 31, 2023 and 2022 was 0.8379 GBP and 0.7439 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the six months ended March 31, 2023 was 0.9559 EUR to $1.00. The average translation rate applied to the statement of operations for the period from February 18, 2023 through March 31, 2023 was 1.3667 CAD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended March 31, 2023 and 2022 consisted of net loss and unrealized loss/gain from foreign currency translation adjustment.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended March 31, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Stock options	4,350,000	5,850,000	5,850,000	5,850,000
Potentially dilutive security	4,350,000	5,850,000	5,850,000	5,850,000

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

The following table presents customers’ cash and digital positions:

	March 31, 2023	September 30, 2022
Customer custodial cash	$240,296	$2,020,394
Customer digital currency assets	393,045	248,214
Total customer assets	$633,341	$2,268,608

Customer custodial cash liabilities	$240,654	$2,020,717
Customer digital currency liabilities	393,045	248,214
Total customer liabilities	$633,699	$2,268,931

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the three and six months ended March 31, 2023 and 2022, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying condensed consolidated balance sheets.

The following table sets forth the fair market value of customer digital currency assets, as shown in the condensed consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
	Fair value	Percentage of total	Fair value	Percentage of total
Bitcoin	$3,210	0.8%	$162,294	65.4%
Stablecoin/USD Coin	387,868	98.7%	85,897	34.6%
Ethereum	1,805	0.5%	23	0.0%
Others	162	0.0%	-	-
Total customer digital currency assets	$393,045	100.0%	$248,214	100.0%

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of March 31, 2023:

Asset	Estimated useful life	Cost	Impairment	Digital assets
Bitcoin	Indefinite	$12,526	$-	$12,526
Ethereum	Indefinite	1,352	-	1,352
Stablecoin/USD Coin	Indefinite	34,407	-	34,407
Other	Indefinite	175	-	175
Total		$48,460	$-	$48,460

The following table summarizes the Company’s digital asset holdings as of September 30, 2022:

Asset	Estimated useful life	Cost	Impairment	Digital assets
Bitcoin	Indefinite	$63,377	$774	$62,603
Ethereum	Indefinite	1,289	-	1,289
Stablecoin/USD Coin	Indefinite	9,417	-	9,417
Other	Indefinite	106	-	106
Total		$74,189	$774	$73,415

The Company recorded impairment expense of $133 and $0 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded impairment expense of $7,743 and $0 for the six months ended March 31, 2023 and 2022, respectively.

NOTE 6 – NOTE RECEIVABLE

As of March 31, 2023, the Company made loans with an aggregate principal of $154,150 to Brilliant. The principal shall be payable promptly after the date on which Brilliant consummates an initial business combination with a target business. The principal may be prepaid at any time. These loans bear a fixed interest rate of 0% per annum. These loans shall not be convertible into any securities of Brilliant, and the Company shall have no recourse with respect to Brilliant’s ability to convert these loans into any securities of Brilliant (See Note 15 – Merger).

NOTE 7 – COST METHOD INVESTMENT

At March 31, 2023, cost method investment amounted to $6,602,000. The investment represents the Company’s minority interest in Jacobi, a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000 ($0.3301 per share), the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of March 31, 2023.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY METHOD INVESTMENT

As of both March 31, 2023 and September 30, 2022, the equity method investment amounted to $0. The investment represents the Company’s interest in Digiclear. Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is a company developing a custody and settlement utility operating system.

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

At March 31, 2023 and September 30, 2022, intangible assets consisted of the following:

	Useful Life	March 31, 2023	September 30, 2022
Trade names	3 Years	$784,246	$784,246
Regulatory licenses	3 Years	180,417	138,751
Technology	5 Years	10,300,774	10,300,774
Software	3 Years	11,237	11,237
		11,276,674	11,235,008
Less: accumulated amortization		(4,345,686)	(3,159,903)
		$6,930,988	$8,075,105

For the three months ended March 31, 2023 and 2022, amortization expense amounted to $592,891 and $592,891, respectively, of which, $526,601 and $526,601 was included in cost of revenue – financial services, and $66,290 and $66,290 was included in operating expenses, respectively.

For the six months ended March 31, 2023 and 2022, amortization expense amounted to $1,185,783 and $1,504,834, respectively, of which, $1,053,202 and $1,373,190 was included in cost of revenue – financial services, and $132,581 and $131,644 was included in operating expenses, respectively.

Amortization of intangible assets attributable to future periods is as follows:

For the Twelve-month Period Ending March 31:	Amortization amount
2024	$2,385,455
2025	2,128,130
2026	2,074,044
2027	343,359
2028 and thereafter	-
$6,930,988

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2023 and September 30, 2022, accrued liabilities and other payables consisted of the following:

	March 31, 2023	September 30, 2022
Unearned revenue	$-	$203,222
Others	33,689	29,133
Total	$33,689	$232,355

NOTE 11 – SHARE CAPITAL

Preferred stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 15,000,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Exercise Price
$0.09 – 0.45	3,350,000	3.76	$0.13	1,150,000	$0.13
2.50	1,000,000	3.47	2.50	1,000,000	2.50
$0.09 – 2.50	4,350,000	3.69	$0.67	2,150,000	$1.23

Stock option activities for the six months ended March 31, 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2022	5,850,000	$0.67
Granted	-	-
Expired	(1,500,000)	(0.67)
Outstanding at March 31, 2023	4,350,000	$0.67
Options exercisable at March 31, 2023	2,150,000	$1.23
Options expected to vest	2,200,000	$0.12

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2023 was $0.

For the three months ended March 31, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $74,667 and $525,622, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

For the six months ended March 31, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $221,543 and $904,368, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE CAPITAL (continued)

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2023 and changes during the six months ended March 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at October 1, 2022	3,800,000	$0.35
Granted	-	-
Vested	(1,600,000)	(0.65)
Nonvested at March 31, 2023	2,200,000	$0.12

NOTE 12 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $14,506 and $0 for the three months ended March 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $25,063 and $0 for the six months ended March 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and September 30, 2022, the accrued and unpaid services charge related to Oliver Worsley amounted to $0 and $16,691, respectively, which have been included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $51,708 and $40,864 for the three months ended March 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $73,995 and $41,538 for the six months ended March 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the three and six months ended March 31, 2023 and 2022, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service provided to:
TCM	$4,800,000	$4,800,000	$9,600,000	$9,600,000
	$4,800,000	$4,800,000	$9,600,000	$9,600,000

During the three and six months ended March 31, 2023 and 2022, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service received from:
FXDIRECT	$4,725,000	$4,725,000	$9,450,000	$9,450,000
	$4,725,000	$4,725,000	$9,450,000	$9,450,000

During the three months ended March 31, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $53,772 and $5,002, respectively, which was included in revenue – financial services on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

During the six months ended March 31, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $78,516 and $10,265, respectively, which was included in revenue – financial services on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Due from affiliates

At March 31, 2023 and September 30, 2022, due from affiliates consisted of the following:

	March 31, 2023	September 30, 2022
Digiclear	$229,838	$35,762
Jacobi	23,723	-
FXDD Mauritius (1)	1,854	-
TCM	-	895,374
Total	$255,415	$931,136

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

The balance due from Digiclear represents advances made to Digiclear and monies that the Company paid on behalf of Digiclear. The balances due from Jacobi and FXDD Mauritius represent monies that the Company paid on behalf of Jacobi and FXDD Mauritius. The balance due from TCM represents unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at March 31, 2023 and September 30, 2022. The Company historically has not experienced uncollectible receivable from the related parties.

NUKKLEUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates

At March 31, 2023 and September 30, 2022, due to affiliates consisted of the following:

	March 31, 2023	September 30, 2022
Forexware LLC (1)	$1,125,591	$1,079,229
FXDIRECT	2,909,501	3,042,101
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
TCM	91,749	-
FXDD Trading (1)	268,608	242,113
Markets Direct Payments (1)	2,346	2,114
Match Fintech Limited (2)	66,449	106,506
Total	$4,506,244	$4,514,063

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.
(2)	Match Fintech Limited is controlled by affiliates of the Company.

The balances due to affiliates represents expenses paid by Forexware LLC, FXDIRECT, TCM, FXDD Trading, Markets Direct Payments, and Match Fintech Limited on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At March 31, 2023 and September 30, 2022, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $393,045 and $248,214, respectively, which was included in customer digital currency assets and liabilities on the accompanying condensed consolidated balance sheets.

Note receivable – related party

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note shall mature with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum. Currently, this loan is in default.

For the three months ended March 31, 2023, the interest income related to this note amounted to $455 and has been included in other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the six months ended March 31, 2023, the interest income related to this note amounted to $894 and has been included in other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2023 and September 30, 2022, the outstanding interest balance related to this note was $1,079 and $159, respectively, and was included in other current assets on the accompanying condensed consolidated balance sheets.

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 15 - White lion stock purchase agreement).

Craig Marshak, a member of the Board of Directors of the Company, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by the Company to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise the Company with respect to the Business Combination. As of March 31, 2023, the Company has paid ClearThink $140,000, and upon closing of the Business Combination the Company is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of March 31, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
Customer	2023	2022	2023	2022
A – related party	85.2%	94.3%	87.2%	94.0%

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding due from affiliates at March 31, 2023, accounted for 90.0% of the Company’s total outstanding due from affiliates at March 31, 2023.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding due from affiliates at September 30, 2022, accounted for 96.2% of the Company’s total outstanding due from affiliates at September 30, 2022.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
Supplier	2023	2022	2023	2022
A – related party	86.1%	89.6%	86.6%	86.9%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at March 31, 2023, accounted for 78.1% of the Company’s total outstanding accounts payable and due to affiliates at March 31, 2023.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022, accounted for 79.2% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022.

NOTE 14 – SEGMENT INFORMATION

For the three and six months ended March 31, 2023 and 2022, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues
General support services	$4,800,000	$4,800,000	$9,600,000	$9,600,000
Financial services	833,944	289,017	1,410,332	618,032
Total	5,633,944	5,089,017	11,010,332	10,218,032

Costs of revenues
General support services	4,725,000	4,725,000	9,450,000	9,450,000
Financial services	760,982	547,719	1,467,243	1,421,924
Total	5,485,982	5,272,719	10,917,243	10,871,924

Gross profit (loss)
General support services	75,000	75,000	150,000	150,000
Financial services	72,962	(258,702)	(56,911)	(803,892)
Total	147,962	(183,702)	93,089	(653,892)

Operating expenses
Financial services	543,688	420,697	1,037,727	956,978
Corporate/Other	410,638	1,249,323	998,221	2,186,475
Total	954,326	1,670,020	2,035,948	3,143,453

Other income (expense)
Financial services	715	(1,185)	3,288	(2,401)
Corporate/Other	-	(71,707)	-	(71,707)
Total	715	(72,892)	3,288	(74,108)

Net income (loss)
General support services	75,000	75,000	150,000	150,000
Financial services	(470,011)	(680,584)	(1,091,350)	(1,763,271)
Corporate/Other	(410,638)	(1,321,030)	(998,221)	(2,258,182)
Total	(805,649)	(1,926,614)	(1,939,571)	(3,871,453)

Amortization
Financial services	591,954	591,955	1,183,910	1,503,898
Corporate/Other	937	936	1,873	936
Total	$592,891	$592,891	$1,185,783	$1,504,834

Total assets at March 31, 2023 and September 30, 2022	March 31, 2023	September 30, 2022
Financial services	$7,753,029	$10,768,309
Corporate/Other	7,190,764	7,596,595
Total	$14,943,793	$18,364,904

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of March 31, 2023, the White Lion Agreement is not yet effective.

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

The Company made loans with an aggregate principal of $32,450 to Brilliant in subsequent period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

	Three Months Ended March 31,		Six Months Ended March 31,
Performance Indicator	2023	2022	2023	2022
		(as restated)		(as restated)
Trading volume	$288,802,729	$38,121,289	$430,670,151	$59,304,826
Financial services revenue	$833,944	$289,017	$1,410,332	$618,032
Financial services profit (loss)	$72,962	$(258,702)	$(56,911)	$(803,892)
Average cost per trade	$588	$2,853	$672	$3,994
Average trade	223,186	198,548	197,374	166,587
Number of trades	1,294	192	2,182	356
Clients active	70	30	127	37
Clients removed	1	0	7	0
Gross trading margin	0.3%	0.8%	0.3%	1.0%
Gross margin	8.7%	(89.5)%	(4.0)%	(130.1)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services profit (loss) is measured as financial services revenue, less costs which include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services. For the three months ended March 31, 2023, we saw a 657.6% increase in trading volume over the three months ended March 31, 2022. For the six months ended March 31, 2023, we saw a 626.2% increase in trading volume over the six months ended March 31, 2022. The increase in trading volume had a similar positive effect on all other KPIs.

Average cost per trade is driven by financial services costs. We gained significant economies of scale as average cost per trade decreased measurably as trading volume increased.

Active clients for the three months ended March 31, 2023 and 2022 was 70 and 30, respectively. For the six months ended March 31, 2023 and 2022 was 127 and 37, respectively.

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

Significant estimates during the three and six months ended March 31, 2023 and 2022 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

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

Investment, at Cost

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters is accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. No impairment expense for cost method investment was recorded for the three and six months ended March 31, 2023 and 2022.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of March 31, 2023. For the three and six months ended March 31, 2023 and 2022, no impairment of long-lived assets was recognized.

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

Results of Operations

Summary of Key Results

For the Three and Six Months Ended March 31, 2023 Versus the Three and Six Months Ended March 31, 2022

Revenues

For both of the three months ended March 31, 2023 and 2022, we had revenue from general support services rendered to TCM under a GSA of $4,800,000. For both of the six months ended March 31, 2023 and 2022, we had revenue from general support services rendered to TCM under a GSA of $9,600,000.

For the three months ended March 31, 2023, we had revenue from financial services of $833,944, as compared to $289,017 for the three months ended March 31, 2022, an increase of $544,927, or 188.5%. For the six months ended March 31, 2023, we had revenue from financial services of $1,410,332, as compared to $618,032 for the six months ended March 31, 2022, an increase of $792,300, or 128.2%. The significant increase was primarily attributable to our business expansion. We expect that our revenue from financial services will continue to increase in the near future since we are making efforts on expanding our financial services.

Costs of Revenues

For both of the three months ended March 31, 2023 and 2022, our cost of general support services was $4,725,000, which represented amount incurred for services rendered by FXDIRECT under a GSA. For both of the six months ended March 31, 2023 and 2022, our cost of general support services was $9,450,000, which represented amount incurred for services rendered by FXDIRECT under a GSA.

Cost of financial services include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the three months ended March 31, 2023, cost of financial services amounted to $760,982, as compared to $547,719 for the three months ended March 31, 2022, an increase of $213,263, or 38.9%. For the six months ended March 31, 2023, cost of financial services amounted to $1,467,243, as compared to $1,421,924 for the six months ended March 31, 2022, an increase of $45,319, or 3.2%. The increase was primarily attributable to an increase in our revenue from financial services.

Gross Profit (Loss)

For both of the three months ended March 31, 2023 and 2022, our gross profit from general support services was $75,000, representing gross margin of 1.6%. For both of the six months ended March 31, 2023 and 2022, our gross profit from general support services was $150,000, representing gross margin of 1.6%.

Gross profit from financial services for the three months ended March 31, 2023 was $72,962, as compared to gross loss from financial services of $258,702 for the three months ended March 31, 2022, a decrease of $331,664, or 128.2%. Gross margin increased to 8.7% for the three months ended March 31, 2023 from gross margin of (89.5)% for the three months ended March 31, 2022. Gross loss from financial services for the six months ended March 31, 2023 was $56,911, as compared to $803,892 for the six months ended March 31, 2022, a decrease of $746,981, or 92.9%. Gross margin increased to (4.0)% for the six months ended March 31, 2023 from gross margin of (130.1)% for the six months ended March 31, 2022. The significant increase in our gross margin for the financial services segment for the three and six months ended March 31, 2023 as compared to the corresponding periods in fiscal 2022 was primarily attributed to the increased scale of operations resulting from larger revenue, which is reflected in the allocation of fixed costs, mainly consisting of amortization costs of intangible assets, to cost of revenue. A large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. We expect that our gross margin for the financial services segment will continue to increase since we anticipate we will generate more revenue from financial services and we can improve our gross margin from financial services segment to the extent that we can become more efficient by increasing our revenue.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, amortization of intangible assets, and other general and administrative expenses.

Advertising and marketing

For the three months ended March 31, 2023, advertising and marketing expense decreased by $163,132, or 99.8%, as compared to the three months ended March 31, 2022. For the six months ended March 31, 2023, advertising and marketing expense decreased by $149,232, or 75.1%, as compared to the six months ended March 31, 2022. The decrease was primarily attributable to our decreased advertising and marketing activities. We expect that our advertising and marketing expense will increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended March 31, 2023, professional fees decreased by $642,945, or 53.2%, as compared to the three months ended March 31, 2022. The decrease was primarily attributable to a significant decrease in advisory service fees of approximately $401,000 mainly due to decreased advisory service related to our merger and acquisition, a decrease in legal service fees of approximately $78,000 due to decreased legal service related to our merger and acquisition, a decrease in consulting fees of approximately $148,000 mainly due to decreased consulting services related to our merger and acquisition, and a decrease in other miscellaneous items of approximately $15,000 resulting from our business expansion. For the six months ended March 31, 2023, professional fees decreased by $1,020,800, or 45.1%, as compared to the six months ended March 31, 2022. The decrease was primarily attributable to a significant decrease in advisory service fees of approximately $679,000 mainly due to decreased advisory service related to our merger and acquisition, a decrease in legal service fees of approximately $154,000 due to decreased legal service related to our merger and acquisition, a decrease in consulting fees of approximately $242,000 mainly due to decreased consulting services related to our merger and acquisition, and a decrease in other miscellaneous items of approximately $9,000, offset by an increase in audit fees of approximately $63,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

Compensation and related benefits

For the three months ended March 31, 2023, our compensation and related benefits increased by $67,661, or 52.1%, as compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, our compensation and related benefits increased by $102,548, or 40.2%, as compared to the three months ended March 31, 2022. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

Amortization of intangible assets

For the three months ended March 31, 2023, our amortization of intangible assets decreased by $1, or 0.0%, as compared to the three months ended March 31, 2022. For the six months ended March 31, 2023, our amortization of intangible assets increased by $936, or 0.7%, as compared to the six months ended March 31, 2022. The increase was primarily attributable to increased intangible assets in the six months ended March 31, 2023. We expect that our amortization of intangible assets will remain in its current quarterly level in the near future.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, filing fee, and other miscellaneous items.

For the three months ended March 31, 2023, total other general and administrative expenses increased by $22,723, or 22.5%, as compared to the three months ended March 31, 2022. The increase was mainly due to an increase in filing fee of approximately $18,000 mainly due to the increase in our public filings, and an increase in other miscellaneous items of approximately $5,000. For the six months ended March 31, 2023, total other general and administrative expenses decreased by $40,957, or 13.9%, as compared to the six months ended March 31, 2022. The decrease was mainly due to a decrease in rent of approximately $14,000, and a decrease in other miscellaneous items of approximately $34,000 reflecting our efforts at stricter controls on corporate expenditure, offset by an increase in filing fee of approximately $7,000 mainly due to the increase in our public filings. We expect that other general and administrative expenses will remain in its current quarterly level with minimal increase in the near future.

Other (Expense) Income

Other (expense) income includes loss from equity method investment and other miscellaneous income (expense).

Other income, net, totaled $715 for the three months ended March 31, 2023, as compared to other expense, net, of $72,892 for the three months ended March 31, 2022, a decrease of $73,607, or 101.0%, which was attributable to a decrease in loss from equity method investment of approximately $71,000 and a decrease in other miscellaneous expense of approximately $3,000.

Other income, net, totaled $3,288 for the six months ended March 31, 2023, as compared to other expense, net, of $74,108 for the six months ended March 31, 2022, a decrease of $77,396, or 104.4%, which was attributable to a decrease in loss from equity method investment of approximately $70,000 and a decrease in other miscellaneous expense of approximately $7,000.

Net Loss

As a result of the factors described above, our net loss was $805,649, or $0.00 per share (basic and diluted), for the three months ended March 31, 2023, as compared to $1,926,614, or $0.01 per share (basic and diluted), for the three months ended March 31, 2022, a decrease of $1,120,965 or 58.2%.

As a result of the factors described above, our net loss was $1,939,571, or $0.01 per share (basic and diluted), for the six months ended March 31, 2023, as compared to $3,871,453, or $0.01 per share (basic and diluted), for the six months ended March 31, 2022, a decrease of $1,931,882 or 49.9%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ Limited, is the British Pound (“GBP”) and the functional currency of Digital RFQ Limited’s subsidiary, DRFQ Europe UAB, is Euro. The financial statements of our subsidiaries whose functional currency is the GBP or Euro are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,721 and a foreign currency translation gain of $13,214 for the three months ended March 31, 2023 and 2022, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $30,704 and a foreign currency translation gain of $10,987 for the six months ended March 31, 2023 and 2022, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $808,370 and $1,913,400 for the three months ended March 31, 2023 and 2022, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,970,275 and $3,860,466 for the six months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2023 and September 30, 2022, we had cash of $246,650 and $364,023, respectively, exclusive of customer custodial cash. We had working capital deficit of $4,391,140 as of March 31, 2023.

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

The following table sets forth a summary of changes in our working capital deficit from September 30, 2022 to March 31, 2023:

	March 31,	September 30,	Changes in
	2023	2022	Amount	Percentage
Working capital deficit:
Total current assets	$1,410,805	$3,687,799	$(2,276,994)	(61.7)%
Total current liabilities	5,801,945	7,474,324	(1,672,379)	(22.4)%
Working capital deficit	$(4,391,140)	$(3,786,525)	$(604,615)	16.0%

Our working capital deficit increased by $604,615 to $4,391,140 at March 31, 2023 from $3,786,525 at September 30, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $117,000, a significant decrease in customer custodial cash of approximately $1,780,000 due to the decrease in cash maintained in our bank accounts held for the benefit of our customers, a decrease in due from affiliates of approximately $676,000 resulting from the payments received from our affiliates in the six months ended March 31, 2023, an increase in customer digital currency liabilities of approximately $145,000 driven by our business expansion, and an increase in accrued payroll liability and directors’ compensation of approximately $99,000 due to our business expansion, offset by an increase in customer digital currency assets of approximately $145,000 resulting from our business expansion, an increase in note receivable of approximately $154,000 driven by payment made for investment in note receivable in the six months ended March 31, 2023, a significant decrease in customer custodial cash liabilities of approximately $1,780,000 resulting from fulfillment of our direct obligations to our customers, and a decrease in accrued liabilities and other payables of approximately $199,000 mainly due to the decrease in unearned revenue of approximately $203,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the unaudited condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Six Months Ended March 31, 2023 Compared to the Six Months Ended March 31, 2022

Net cash flow used in operating activities for the six months ended March 31, 2023 was $1,882,501, which primarily reflected our consolidated net loss of approximately $1,940,000, and the changes in operating assets and liabilities, primarily consisting of an increase in customer digital currency assets of approximately $114,000 due to the increase in customer digital currency controlled by us in the six months ended March 31, 2023, a decrease in customer custodial cash liabilities of approximately $1,935,000 driven by fulfillment of our direct obligations to our customers in the six months ended March 31, 2023, and a decrease in accrued liabilities and other payables of approximately $216,000 mainly due to the decrease in unearned revenue of approximately $203,000, offset by a decrease in due from affiliates of approximately $677,000 resulting from the payments received from our affiliates in the six months ended March 31, 2023, an increase in customer digital currency liabilities of approximately $114,000 due to the increase in customer digital currency controlled by us in the six months ended March 31, 2023, and an increase in accrued payroll liability and directors’ compensation of approximately $97,000, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,186,000, and stock-based compensation and service expense of approximately $222,000.

Net cash flow used in operating activities for the six months ended March 31, 2022 was $18,492, which primarily reflected our consolidated net loss of approximately $3,871,000, and the changes in operating assets and liabilities, primarily consisting of an increase in customer digital currency assets of approximately $171,000 due to the increase in customer digital currency controlled by us in the six months ended March 31, 2022, a decrease in due to affiliates of approximately $224,000 driven by the repayments paid to our affiliates in the six months ended March 31, 2022, offset by a decrease in due from affiliates of approximately $1,138,000 resulting from the payments received from our affiliates in the six months ended March 31, 2022, an increase in customer custodial cash liabilities of approximately $310,000 resulting from our business expansion, an increase in customer digital currency liabilities of approximately $171,000 due to the increase in customer digital currency controlled by us in the six months ended March 31, 2022, and an increase in accrued liabilities and other payables of approximately $112,000, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,505,000, and stock-based compensation and service expense of approximately $904,000.

Net cash flow used in investing activities was $195,395 for the six months ended March 31, 2023. During the six months ended March 31, 2023, we made payment for investment in note receivable of approximately $154,000 and payment for purchase of intangible asset of approximately $41,000.

There was no investing activity during the six months ended March 31, 2022.

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

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the three months ended March 31, 2023 and 2021, we had an unrealized foreign currency translation loss of approximately $3,000 and an unrealized foreign currency translation gain of approximately $13,000, respectively, because of changes in the exchange rates. For the six months ended March 31, 2023 and 2021, we had an unrealized foreign currency translation loss of approximately $31,000 and an unrealized foreign currency translation gain of approximately $11,000, respectively, because of changes in the exchange rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2023, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

Management regularly assesses controls and did so most recently for our financial reporting as of March 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, because of the Company’s small size and limited resources, internal controls over financial reporting were not effective as of March 31, 2023.

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

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the quarter ended March 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of March 31, 2023, the White Lion Agreement is not yet effective.

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

NUKKLEUS INC.
(Registrant)

Date: June 20, 2023	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman