Form 10-Q
period 2023-06-30
Nukkleus Inc.
filed 2023-08-14
CIK 1592782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2023
Common Stock, $0.0001 par value per share	367,175,886 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2023

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION	1
Item 1.	Interim Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and September 30, 2022	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended June 30, 2023 and 2022 (as restated)	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended June 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2023 and 2022 (as restated)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
Item 5.	Other	35

	PART II - OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	39
Signatures		41

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$142,341	$364,023
Customer custodial cash	1,712,095	2,020,394
Customer digital currency assets	-	248,214
Digital assets	1,107	73,415
Due from affiliates	308,461	931,136
Note receivable - related party	35,000	35,000
Note receivable	154,150	-
Other current assets	52,703	15,617

TOTAL CURRENT ASSETS	2,405,857	3,687,799

NON-CURRENT ASSETS:
Cost method investment	6,602,000	6,602,000
Intangible assets, net	6,339,021	8,075,105

TOTAL NON-CURRENT ASSETS	12,941,021	14,677,105

TOTAL ASSETS	$15,346,878	$18,364,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$106,779	$51,712
Customer custodial cash liabilities	1,703,893	2,020,717
Customer digital currency liabilities	-	248,214
Due to affiliates	5,100,131	4,514,063
Accrued payroll liability and directors’ compensation	365,257	237,205
Accrued professional fees	65,725	170,058
Accrued liabilities and other payables	19,181	232,355

TOTAL CURRENT LIABILITIES	7,360,966	7,474,324

TOTAL LIABILITIES	7,360,966	7,474,324

COMMITMENTS AND CONTINGENCIES - (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at June 30, 2023 and September 30, 2022)	-	-
Common stock ($0.0001 par value; 900,000,000 shares authorized; 367,175,886 shares issued and outstanding at June 30, 2023 and September 30, 2022)	36,718	36,718
Additional paid-in capital	25,432,669	25,136,459
Accumulated deficit	(17,490,131)	(14,340,816)
Accumulated other comprehensive income	6,656	58,219

TOTAL STOCKHOLDERS’ EQUITY	7,985,912	10,890,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,346,878	$18,364,904

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Revenue - financial services	412,056	352,192	1,822,388	970,224
Total revenues	5,212,056	5,152,192	16,222,388	15,370,224

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,675,000	4,725,000	14,125,000	14,175,000
Cost of revenue - financial services	695,074	565,633	2,162,317	1,987,557
Total costs of revenues	5,370,074	5,290,633	16,287,317	16,162,557

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	125,000	75,000	275,000	225,000
Gross loss - financial services	(283,018)	(213,441)	(339,929)	(1,017,333)
Total gross loss	(158,018)	(138,441)	(64,929)	(792,333)

OPERATING EXPENSES:
Advertising and marketing	1,670	147,177	51,087	345,826
Professional fees	571,761	1,046,927	1,815,200	3,311,166
Compensation and related benefits	233,569	90,614	591,361	345,858
Amortization of intangible assets	66,291	66,291	198,871	197,935
Other general and administrative	181,492	165,041	434,212	458,718
Total operating expenses	1,054,783	1,516,050	3,090,731	4,659,503

LOSS FROM OPERATIONS	(1,212,801)	(1,654,491)	(3,155,660)	(5,451,836)

OTHER (EXPENSE) INCOME:
Loss from equity method investment	-	(330,680)	-	(401,299)
Other income (expense)	3,057	(1,116)	6,345	(4,605)
Total other income (expense), net	3,057	(331,796)	6,345	(405,904)

LOSS BEFORE INCOME TAXES	(1,209,744)	(1,986,287)	(3,149,315)	(5,857,740)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,209,744)	$(1,986,287)	$(3,149,315)	$(5,857,740)

COMPREHENSIVE LOSS:
NET LOSS	$(1,209,744)	$(1,986,287)	$(3,149,315)	$(5,857,740)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(20,859)	27,644	(51,563)	38,631
COMPREHENSIVE LOSS	$(1,230,603)	$(1,958,643)	$(3,200,878)	$(5,819,109)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	367,175,886	367,175,886	367,175,886	352,412,872

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended June 30, 2023

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2022	-	$-	367,175,886	$36,718	$25,136,459	$(14,340,816)	$58,219	$10,890,580

Stock-based compensation	-	-	-	-	146,876	-	-	146,876

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(1,133,922)	-	(1,133,922)

Foreign currency translation adjustment	-	-	-	-	-	-	(27,983)	(27,983)

Balance as of December 31, 2022	-	-	367,175,886	36,718	25,283,335	(15,474,738)	30,236	9,875,551

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(805,649)	-	(805,649)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,721)	(2,721)

Balance as of March 31, 2023	-	-	367,175,886	36,718	25,358,002	(16,280,387)	27,515	9,141,848

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(1,209,744)	-	(1,209,744)

Foreign currency translation adjustment	-	-	-	-	-	-	(20,859)	(20,859)

Balance as of June 30, 2023	-	$-	367,175,886	$36,718	$25,432,669	$(17,490,131)	$6,656	$7,985,912

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

NUKKLEUS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2023	2022
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,149,315)	$(5,857,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,778,675	2,097,726
Stock-based compensation and service expense	296,210	1,429,989
Unrealized foreign currency exchange gain	(441)	-
Loss on equity method investment	-	401,299
Changes in operating assets and liabilities:
Customer digital currency assets	270,421	1,139,351
Accounts receivable	(298)	(17,311)
Digital assets	78,927	(20,769)
Due from affiliates	648,073	1,746,529
Other current assets	(34,864)	2,936
Accounts payable	45,496	33,649
Customer custodial cash liabilities	(576,514)	262,180
Customer digital currency liabilities	(270,421)	(1,139,351)
Due to affiliates	506,149	(315,817)
Accrued payroll liability and directors’ compensation	126,450	36,667
Accrued professional fees	(111,362)	(18,650)
Accrued liabilities and other payables	(233,902)	162,478

NET CASH USED IN OPERATING ACTIVITIES	(626,716)	(56,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	(154,150)	-
Purchase of intangible asset	(41,706)	-

NET CASH USED IN INVESTING ACTIVITIES	(195,856)	-

EFFECT OF EXCHANGE RATE ON CASH	292,591	(104,494)

NET DECREASE IN CASH	(529,981)	(161,328)

Cash - beginning of period	2,384,417	1,203,073

Cash - end of period	$1,854,436	$1,041,745

Cash consisted of the following:
Cash	$142,341	$75,827
Customer custodial cash	1,712,095	965,918
Total cash	$1,854,436	$1,041,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$-	$6,602,000
Common stock issued in connection with equity method investment	$-	$5,000,000
Stock options issued for the purchase of an intangible asset	$-	$11,237

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

In addition, in order to appropriately service TCM, Nukkleus Limited entered into a GSA with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. Effective May 1, 2023, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2023 and September 30, 2022, the Company had cash of $142,341 and $364,023, respectively, exclusive of customer custodial cash.

The unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company had a working capital deficit of approximately $4,955,000 at June 30, 2023 and incurred a net loss and generated negative cash flow from operating activities of approximately $3,149,000 and $627,000 for the nine months ended June 30, 2023, respectively. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Significant estimates during the three and nine months ended June 30, 2023 and 2022 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

Cash and cash equivalents

At June 30, 2023 and September 30, 2022, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2023		September 30, 2022
United States	$74,396	52.3%	$47,860	13.1%
United Kingdom	65,636	46.1%	315,989	86.8%
Lithuania	2,135	1.5%	-	-
Malta	174	0.1%	174	0.1%
Total cash	$142,341	100.0%	$364,023	100.0%

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2023 and September 30, 2022. Cash and cash equivalents excludes customer legal tender, which is reported separately as Customer custodial cash in the accompanying condensed consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

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

As of June 30, 2023, the Company did not have any customer digital currency assets and liabilities.

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

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2023, there were no balances in excess of the federally-insured limits.

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

Other current assets

Other current assets primarily consist of security deposit and prepaid listing fees. As of June 30, 2023 and September 30, 2022, other current assets amounted to $52,703 and $15,617, respectively.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue Stream	2023	2022	2023	2022
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	412,056	352,192	1,822,388	970,224
Total revenues	$5,212,056	$5,152,192	$16,222,388	$15,370,224

Cost method investment

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. No impairment expense was recorded for the three and nine months ended June 30, 2023 and 2022.

Intangible assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of June 30, 2023. For the three and nine months ended June 30, 2023 and 2022, no impairment of long-lived assets was recognized.

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended June 30, 2023 and 2022, advertising and marketing costs amounted to $1,670 and $147,177, respectively, which was included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended June 30, 2023 and 2022, advertising and marketing costs amounted to $51,087 and $345,826, respectively, which is included in operating expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Asset and liability accounts at June 30, 2023 and September 30, 2022 were translated at 0.7867 GBP and 0.8987 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at June 30, 2023 and September 30, 2022 were translated at 0.9162 EUR and 1.0221 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at June 30, 2023 were translated at 1.3235 CAD to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the nine months ended June 30, 2023 and 2022 was 0.8249 GBP and 0.7615 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the nine months ended June 30, 2023 was 0.9429 EUR to $1.00. The average translation rate applied to the statement of operations for the period from February 18, 2023 through June 30, 2023 was 1.3516 CAD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended June 30, 2023 and 2022 consisted of net loss and unrealized loss/gain from foreign currency translation adjustment.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended June 30, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact on its unaudited condensed consolidated financialss statements.

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

The following table presents customers’ cash and digital positions:

	June 30, 2023	September 30, 2022
Customer custodial cash	$1,712,095	$2,020,394
Customer digital currency assets	-	248,214
Total customer assets	$1,712,095	$2,268,608

Customer custodial cash liabilities	$1,703,893	$2,020,717
Customer digital currency liabilities	-	248,214
Total customer liabilities	$1,703,893	$2,268,931

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the three and nine months ended June 30, 2023 and 2022, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying condensed consolidated balance sheets.

The following table sets forth the fair market value of customer digital currency assets, as shown in the condensed consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
	Fair value	Percentage of total	Fair value	Percentage of total
Bitcoin	$-	-	$162,294	65.4%
Stablecoin/USD Coin	-	-	85,897	34.6%
Ethereum	-	-	23	0.0%
Others	-	-	-	-
Total customer digital currency assets	$-	-	$248,214	100.0%

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of June 30, 2023:

Asset	Estimated useful life	Cost	Impairment	Digital assets
Bitcoin	Indefinite	$218	$-	$218
Ethereum	Indefinite	487	-	487
Stablecoin/USD Coin	Indefinite	308	-	308
Other	Indefinite	94	-	94
Total		$1,107	$-	$1,107

The following table summarizes the Company’s digital asset holdings as of September 30, 2022:

Asset	Estimated useful life	Cost	Impairment	Digital assets
Bitcoin	Indefinite	$63,377	$774	$62,603
Ethereum	Indefinite	1,289	-	1,289
Stablecoin/USD Coin	Indefinite	9,417	-	9,417
Other	Indefinite	106	-	106
Total		$74,189	$774	$73,415

The Company recorded impairment expense of $122 and $0 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded impairment expense of $7,865 and $0 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 6 – NOTE RECEIVABLE

As of June 30, 2023, the Company made loans with an aggregate principal of $154,150 to Brilliant. The principal shall be payable promptly after the date on which Brilliant consummates an initial business combination with a target business. The principal may be prepaid at any time. These loans bear a fixed interest rate of 0% per annum. These loans shall not be convertible into any securities of Brilliant, and the Company shall have no recourse with respect to Brilliant’s ability to convert these loans into any securities of Brilliant (See Note 15 – Merger).

NOTE 7 – COST METHOD INVESTMENT

At June 30, 2023, cost method investment amounted to $6,602,000. The investment represents the Company’s minority interest in Jacobi, a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 20,000,000 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000 ($0.3301 per share), the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary. The Company determined that there was no impairment of this investment as of June 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY METHOD INVESTMENT

As of both June 30, 2023 and September 30, 2022, the equity method investment amounted to $0. The investment represents the Company’s interest in Digiclear. Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is a company developing a custody and settlement utility operating system.

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

At June 30, 2023 and September 30, 2022, intangible assets consisted of the following:

	Useful Life	June 30, 2023	September 30, 2022
Trade names	3 Years	$784,246	$784,246
Regulatory licenses	3 Years	181,342	138,751
Technology	5 Years	10,300,774	10,300,774
Software	3 Years	11,237	11,237
		11,277,599	11,235,008
Less: accumulated amortization		(4,938,578)	(3,159,903)
		$6,339,021	$8,075,105

For the three months ended June 30, 2023 and 2022, amortization expense amounted to $592,892 and $592,892, respectively, of which, $526,602 and $526,601 was included in cost of revenue – financial services, and $66,290 and $66,291 was included in operating expenses, respectively.

For the nine months ended June 30, 2023 and 2022, amortization expense amounted to $1,778,675 and $2,097,726, respectively, of which, $1,579,804 and $1,899,791 was included in cost of revenue – financial services, and $198,871 and $197,935 was included in operating expenses, respectively.

Amortization of intangible assets attributable to future periods is as follows:

For the Twelve-month Period Ending June 30:	Amortization amount
2024	$2,360,124
2025	2,076,224
2026	1,902,673
2027 and thereafter	-
$6,339,021

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2023 and September 30, 2022, accrued liabilities and other payables consisted of the following:

	June 30, 2023	September 30, 2022
Unearned revenue	$-	$203,222
Others	19,181	29,133
Total	$19,181	$232,355

NOTE 11 – SHARE CAPITAL

Preferred stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 15,000,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
$0.09 – 0.45	3,350,000	3.51	$0.13	1,150,000	$0.13
2.50	1,000,000	3.22	2.50	1,000,000	2.50
$0.09 – 2.50	4,350,000	3.44	$0.67	2,150,000	$1.23

Stock option activities for the nine months ended June 30, 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2022	5,850,000	$0.67
Granted	-	-
Expired	(1,500,000)	(0.67)
Outstanding at June 30, 2023	4,350,000	$0.67
Options exercisable at June 30, 2023	2,150,000	$1.23
Options expected to vest	2,200,000	$0.12

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at June 30, 2023 was $0.

For the three months ended June 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $74,667 and $525,621, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

For the nine months ended June 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $296,210 and $1,429,989, respectively, which was recorded as professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE CAPITAL (continued)

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2023 and changes during the nine months ended June 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at October 1, 2022	3,800,000	$0.35
Granted	-	-
Vested	(1,600,000)	(0.65)
Nonvested at June 30, 2023	2,200,000	$0.12

NOTE 12 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $14,942 and $7,879 for the three months ended June 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $40,005 and $7,879 for the nine months ended June 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and September 30, 2022, the accrued and unpaid services charge related to Oliver Worsley amounted to $0 and $16,691, respectively, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $26,017 and $23,991 for the three months ended June 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $100,012 and $65,529 for the nine months ended June 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company’s general support services operate under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000. Effective May 1, 2023, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month.

Both of the above entities are affiliates through common ownership.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three and nine months ended June 30, 2023 and 2022, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service provided to:
TCM	$4,800,000	$4,800,000	$14,400,000	$14,400,000
	$4,800,000	$4,800,000	$14,400,000	$14,400,000

During the three and nine months ended June 30, 2023 and 2022, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service received from:
FXDIRECT	$4,675,000	$4,725,000	$14,125,000	$14,175,000
	$4,675,000	$4,725,000	$14,125,000	$14,175,000

During the three months ended June 30, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $29,343 and $17,974, respectively, which was included in revenue – financial services on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

During the nine months ended June 30, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $107,859 and $28,239, respectively, which was included in revenue – financial services on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Due from affiliates

At June 30, 2023 and September 30, 2022, due from affiliates consisted of the following:

	June 30, 2023	September 30, 2022
Digiclear	$229,837	$35,762
Jacobi	24,422	-
FXDD Mauritius (1)	3,012	-
TCM	51,190	895,374
Total	$308,461	$931,136

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

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

Management believes that the related parties’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from related parties at June 30, 2023 and September 30, 2022. The Company historically has not experienced uncollectible receivable from the related parties.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates

At June 30, 2023 and September 30, 2022, due to affiliates consisted of the following:

	June 30, 2023	September 30, 2022
Forexware LLC (1)	$1,211,665	$1,079,229
FXDIRECT	3,289,537	3,042,101
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	498,963	242,113
Markets Direct Payments (1)	2,415	2,114
Match Fintech Limited (2)	55,551	106,506
Total	$5,100,131	$4,514,063

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s chief executive officer, chief financial officer and chairman.

(2)	Match Fintech Limited is controlled by affiliates of the Company.

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

Customer digital currency assets and liabilities – related parties

At June 30, 2023 and September 30, 2022, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $0 and $248,214, respectively, which was included in customer digital currency assets and liabilities on the accompanying condensed consolidated balance sheets.

Note receivable – related party

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note shall mature with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum. Currently, this loan is in default.

For the three months ended June 30, 2023, the interest income related to this note amounted to $468 and has been included in other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended June 30, 2023, the interest income related to this note amounted to $1,362 and has been included in other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2023 and September 30, 2022, the outstanding interest balance related to this note was $1,587 and $159, respectively, and was included in other current assets on the accompanying condensed consolidated balance sheets.

Letter agreement with ClearThink

Nukkleus is party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 15 - White lion stock purchase agreement).

Craig Marshak, a member of the Board of Directors of the Company, is a managing director of ClearThink, a transaction advisory firm. ClearThink has been engaged by the Company to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise the Company with respect to the Business Combination. As of June 30, 2023, the Company has paid ClearThink $140,000, and upon closing of the Business Combination the Company is obligated to pay ClearThink 1.2% of the total transaction value plus reimbursable expenses less the $140,000 paid to ClearThink as of June 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
Customer	2023	2022	2023	2022
A – related party	92.1%	93.2%	88.8%	93.7%

Two related party customers, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at June 30, 2023, accounted for 91.0% of the Company’s total outstanding accounts receivable and due from affiliates at June 30, 2023.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding due from affiliates at September 30, 2022, accounted for 96.2% of the Company’s total outstanding due from affiliates at September 30, 2022.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
Supplier	2023	2022	2023	2022
A – related party	87.1%	89.3%	86.7%	87.7%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at June 30, 2023, accounted for 79.5% of the Company’s total outstanding accounts payable and due to affiliates at June 30, 2023.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022, accounted for 79.2% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION

For the three and nine months ended June 30, 2023 and 2022, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three and nine months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues
General support services	$4,800,000	$4,800,000	$14,400,000	$14,400,000
Financial services	412,056	352,192	1,822,388	970,224
Total	5,212,056	5,152,192	16,222,388	15,370,224

Costs of revenues
General support services	4,675,000	4,725,000	14,125,000	14,175,000
Financial services	695,074	565,633	2,162,317	1,987,557
Total	5,370,074	5,290,633	16,287,317	16,162,557

Gross profit (loss)
General support services	125,000	75,000	275,000	225,000
Financial services	(283,018)	(213,441)	(339,929)	(1,017,333)
Total	(158,018)	(138,441)	(64,929)	(792,333)

Operating expenses
Financial services	558,228	390,525	1,595,955	1,347,503
Corporate/Other	496,555	1,125,525	1,494,776	3,312,000
Total	1,054,783	1,516,050	3,090,731	4,659,503

Other income (expense)
Financial services	3,057	(918)	6,345	(3,319)
Corporate/Other	-	(330,878)	-	(402,585)
Total	3,057	(331,796)	6,345	(405,904)

Net income (loss)
General support services	125,000	75,000	275,000	225,000
Financial services	(838,189)	(604,884)	(1,929,539)	(2,368,155)
Corporate/Other	(496,555)	(1,456,403)	(1,494,776)	(3,714,585)
Total	(1,209,744)	(1,986,287)	(3,149,315)	(5,857,740)

Amortization
Financial services	591,955	591,955	1,775,865	2,095,853
Corporate/Other	937	937	2,810	1,873
Total	$592,892	$592,892	$1,778,675	$2,097,726

Total assets at June 30, 2023 and September 30, 2022	June 30, 2023	September 30, 2022
Financial services	$8,203,817	$10,768,309
Corporate/Other	7,143,061	7,596,595
Total	$15,346,878	$18,364,904

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

Merger

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. On June 23, 2023, the Company, Brilliant and BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). The A&R Merger Agreement extended the Outside Closing Date (as defined in the A&R Merger Agreement), to the later of (i) July 23, 2023, or, (ii) following the approval by Brilliant’s shareholders of an extension of the life of the SPAC pursuant to Brilliant’s organizational documents, to the date so approved, but not later than December 23, 2023. The transactions contemplated by the A&R Merger Agreement are expected to close in the fourth quarter of fiscal year 2023, provided however there is no guarantee that the transaction will close.

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of June 30, 2023, the White Lion Agreement is not yet effective.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Performance Indicator	2023	2022	2023	2022
		(as restated)		(as restated)
Trading volume	$67,159,843	$49,413,367	$359,730,350	$108,718,193
Financial services revenue	$412,056	$352,192	$1,822,388	$970,224
Financial services loss	$(283,018)	$(213,441)	$(339,929)	$(1,017,333)
Average cost per trade	$443	$1,917	$577	$3,346
Average trade	42,832	167,503	95,928	183,027
Number of trades	1,568	295	3,750	594
Clients active	45	39	172	52
Clients removed	1	0	8	0
Gross trading margin	0.6%	0.7%	0.5%	0.9%
Gross margin	(68.7)%	(60.6)%	(18.7)%	(104.9)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services loss is measured as financial services revenue, less costs which include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services. For the three months ended June 30, 2023, we saw a 35.9% increase in trading volume over the three months ended June 30, 2022. For the nine months ended June 30, 2023, we saw a 230.9% increase in trading volume over the nine months ended June 30, 2022. The increase in trading volume had a similar positive effect on all other KPIs.

Average cost per trade is driven by financial services costs. We gained significant economies of scale as average cost per trade decreased measurably as trading volume increased.

Active clients for the three months ended June 30, 2023 and 2022 was 45 and 39, respectively. For the nine months ended June 30, 2023 and 2022 was 172 and 52, respectively.

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

Significant estimates during the three and nine months ended June 30, 2023 and 2022 include the useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

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

Investment, at Cost

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters is accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. No impairment expense for cost method investment was recorded for the three and nine months ended June 30, 2023 and 2022.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There were no triggering events requiring assessment of impairment as of June 30, 2023. For the three and nine months ended June 30, 2023 and 2022, no impairment of long-lived assets was recognized.

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

Results of Operations

Summary of Key Results

For the Three and Nine Months Ended June 30, 2023 Versus the Three and Nine Months Ended June 30, 2022

Revenues

For both the three months ended June 30, 2023 and 2022, we had revenue from general support services rendered to TCM under a GSA of $4,800,000. For both the nine months ended June 30, 2023 and 2022, we had revenue from general support services rendered to TCM under a GSA of $14,400,000.

For the three months ended June 30, 2023, we had revenue from financial services of $412,056 as compared to $352,192 for the three months ended June 30, 2022, an increase of $59,864, or 17.0%. For the nine months ended June 30, 2023, we had revenue from financial services of $1,822,388, as compared to $970,224 for the nine months ended June 30, 2022, an increase of $852,164, or 87.8%. The significant increase was primarily attributable to our business expansion. We expect that our revenue from financial services will continue to increase in the near future since we are making efforts on expanding our financial services.

Costs of Revenues

For the three months ended June 30, 2023, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $4,675,000, as compared to $4,725,000 for the three months ended June 30, 2022, a decrease of $50,000, or 1.1%. For the nine months ended June 30, 2023, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $14,125,000, as compared to $14,175,000 for the nine months ended June 30, 2022, a decrease of $50,000, or 0.4%. Effective May 1, 2023, the amount payable by us to FXDIRECT for services under a GSA was reduced from $1,575,000 per month to $1,550,000 per month. Therefore, our cost of general support services for three and nine months ended June 30, 2023 was decreased as compared to the corresponding periods in fiscal 2022.

Cost of financial services include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the three months ended June 30, 2023, cost of financial services amounted to $695,074, as compared to $565,633 for the three months ended June 30, 2022, an increase of $129,441, or 22.9%. For the nine months ended June 30, 2023, cost of financial services amounted to $2,162,317, as compared to $1,987,557 for the nine months ended June 30, 2022, an increase of $174,760, or 8.8%. The increase was primarily attributable to an increase in our revenue from financial services.

Gross Profit (Loss)

Our gross profit from general support services for the three months ended June 30, 2023 was $125,000, as compared to $75,000 for the three months ended June 30, 2022, an increase of $50,000, or 66.7%. Gross margin increased to 2.6% for the three months ended June 30, 2023 from 1.6% for the three months ended June 30, 2022. Our gross profit from general support services for the nine months ended June 30, 2023 was $275,000, as compared to $225,000 for the nine months ended June 30, 2022, an increase of $50,000, or 22.2%. Gross margin increased to 1.9% for the nine months ended June 30, 2023 from 1.6% for the nine months ended June 30, 2022. The increase in our gross margin for the general support services segment for the three and nine months ended June 30, 2023 as compared to the corresponding periods in fiscal 2022 was attributed to the decrease in our cost of general support services as described above.

Gross loss from financial services for the three months ended June 30, 2023 was $283,018, as compared to $213,441 for the three months ended June 30, 2022, an increase of $69,577, or 32.6%. Gross margin decreased to (68.7)% for the three months ended June 30, 2023 from (60.6)% for the three months ended June 30, 2022. The decrease in our gross margin for the financial services segment for the three months ended June 30, 2023 as compared to the corresponding period in fiscal 2022 was primarily attributed to the increased cost of financial services. Gross loss from financial services for the nine months ended June 30, 2023 was $339,929, as compared to $1,017,333 for the nine months ended June 30, 2022, a decrease of $677,404, or 66.6%. Gross margin increased to (18.7)% for the nine months ended June 30, 2023 from (104.9)% for the nine months ended June 30, 2022. The significant increase in our gross margin for the financial services segment for the nine months ended June 30, 2023 as compared to the corresponding period in fiscal 2022 was primarily attributed to the increased scale of operations resulting from larger revenue, which is reflected in the allocation of fixed costs, mainly consisting of amortization costs of intangible assets, to cost of revenue. A large portion of our cost of financial services are fixed and do not change along with the increase/decrease in our revenue from financial services. We expect that our gross margin for the financial services segment will continue to increase since we anticipate we will generate more revenue from financial services and we can improve our gross margin from financial services segment to the extent that we can become more efficient by increasing our revenue.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, amortization of intangible assets, and other general and administrative expenses.

Advertising and marketing

For the three months ended June 30, 2023, advertising and marketing expense decreased by $145,507, or 98.9%, as compared to the three months ended June 30, 2022. For the nine months ended June 30, 2023, advertising and marketing expense decreased by $294,739, or 85.2%, as compared to the nine months ended June 30, 2022. The decrease was primarily attributable to our decreased advertising and marketing activities. We expect that our advertising and marketing expense will increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended June 30, 2023, professional fees decreased by $475,166, or 45.4%, as compared to the three months ended June 30, 2022. The decrease was primarily attributable to a significant decrease in consulting fees of approximately $622,000 mainly due to decreased consulting services related to our merger and acquisition, offset by an increase in other miscellaneous items of approximately $147,000 resulting from our business expansion. For the nine months ended June 30, 2023, professional fees decreased by $1,495,966, or 45.2%, as compared to the nine months ended June 30, 2022. The decrease was primarily attributable to a significant decrease in advisory service fees of approximately $679,000 mainly due to decreased advisory service related to our merger and acquisition, a decrease in legal service fees of approximately $123,000 due to decreased legal service related to our merger and acquisition, a decrease in consulting fees of approximately $864,000 mainly due to decreased consulting services related to our merger and acquisition, offset by an increase in audit fees of approximately $162,000 and an increase in other miscellaneous items of approximately $8,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

Compensation and related benefits

For the three months ended June 30, 2023, our compensation and related benefits increased by $142,955, or 157.8%, as compared to the three months ended June 30, 2022. For the nine months ended June 30, 2023, our compensation and related benefits increased by $245,503, or 71.0%, as compared to the nine months ended June 30, 2022. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

Amortization of intangible assets

For the three and nine months ended June 30, 2023, our amortization of intangible assets remained roughly the same as the comparable periods in fiscal 2022.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, filing fee, and other miscellaneous items.

For the three months ended June 30, 2023, total other general and administrative expenses increased by $16,451, or 10.0%, as compared to the three months ended June 30, 2022. The increase was mainly due to an increase in filing fee of approximately $32,000 mainly due to the increase in our public filings, offset by a decrease in other miscellaneous items of approximately $15,000. For the nine months ended June 30, 2023, total other general and administrative expenses decreased by $24,506, or 5.3%, as compared to the nine months ended June 30, 2022. The decrease was mainly due to a decrease in rent of approximately $35,000, offset by an increase in other miscellaneous items of approximately $11,000. We expect that other general and administrative expenses will remain in its current quarterly level with minimal increase in the near future.

Other (Expense) Income

Other (expense) income includes loss from equity method investment and other miscellaneous income (expense).

Other income, net, totaled $3,057 for the three months ended June 30, 2023, as compared to other expense, net, of $331,796 for the three months ended June 30, 2022, a decrease of $334,853, or 100.9%, which was attributable to a decrease in loss from equity method investment of approximately $331,000 and a decrease in other miscellaneous expense of approximately $4,000.

Other income, net, totaled $6,345 for the nine months ended June 30, 2023, as compared to other expense, net, of $405,904 for the nine months ended June 30, 2022, a decrease of $412,249, or 101.6%, which was attributable to a decrease in loss from equity method investment of approximately $401,000 and a decrease in other miscellaneous expense of approximately $11,000.

Net Loss

As a result of the factors described above, our net loss was $1,209,744, or $0.00 per share (basic and diluted), for the three months ended June 30, 2023, as compared to $1,986,287, or $0.01 per share (basic and diluted), for the three months ended June 30, 2022, a decrease of $776,543 or 39.1%.

As a result of the factors described above, our net loss was $3,149,315, or $0.01 per share (basic and diluted), for the nine months ended June 30, 2023, as compared to $5,857,740, or $0.02 per share (basic and diluted), for the nine months ended June 30, 2022, a decrease of $2,708,425 or 46.2%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. The financial statements of our subsidiaries whose functional currency is the GBP or Euro or CAD are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $20,859 and a foreign currency translation gain of $27,644 for the three months ended June 30, 2023 and 2022, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $51,563 and a foreign currency translation gain of $38,631 for the nine months ended June 30, 2023 and 2022, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,230,603 and $1,958,643 for the three months ended June 30, 2023 and 2022, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $3,200,878 and $5,819,109 for the nine months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2023 and September 30, 2022, we had cash of approximately $142,000 and $364,000, respectively, exclusive of customer custodial cash. We had working capital deficit of approximately $4,955,000 as of June 30, 2023.

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

The following table sets forth a summary of changes in our working capital deficit from September 30, 2022 to June 30, 2023:

	June 30,	September 30,	Changes in
	2023	2022	Amount	Percentage
Working capital deficit:
Total current assets	$2,405,857	$3,687,799	$(1,281,942)	(34.8)%
Total current liabilities	7,360,966	7,474,324	(113,358)	(1.5)%
Working capital deficit	$(4,955,109)	$(3,786,525)	$(1,168,584)	30.9%

Our working capital deficit increased by $1,168,584 to $4,955,109 at June 30, 2023 from $3,786,525 at September 30, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $222,000, a decrease in customer custodial cash of approximately $308,000 due to the decrease in cash maintained in our bank accounts held for the benefit of our customers, a decrease in customer digital currency assets of approximately $248,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2023, a decrease in due from affiliates of approximately $623,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2023, an increase in due to affiliates of approximately $586,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the nine months ended June 30, 2023, an increase in accrued payroll liability and directors’ compensation of approximately $128,000 due to our business expansion, offset by an increase in note receivable of approximately $154,000 driven by payment made for investment in note receivable in the nine months ended June 30, 2023, a decrease in customer custodial cash liabilities of approximately $317,000 resulting from fulfillment of our direct obligations to our customers, a decrease in customer digital currency liabilities of approximately $248,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2023, a decrease in accrued professional fees of approximately $104,000 resulting from payments made to professional service providers in the nine months ended June 30, 2023, and a decrease in accrued liabilities and other payables of approximately $213,000 mainly due to the decrease in unearned revenue of approximately $203,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the unaudited condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the unaudited condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

Net cash flow used in operating activities for the nine months ended June 30, 2023 was $626,716, which primarily reflected our consolidated net loss of approximately $3,149,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in customer custodial cash liabilities of approximately $577,000 driven by fulfillment of our direct obligations to our customers in the nine months ended June 30, 2023, a decrease in customer digital currency liabilities of approximately $270,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2023, a decrease in accrued professional fees of approximately $111,000 resulting from payments made to professional service providers in the nine months ended June 30, 2023, and a decrease in accrued liabilities and other payables of approximately $234,000 mainly due to the decrease in unearned revenue of approximately $203,000, offset by a decrease in customer digital currency assets of approximately $270,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2023, a decrease in due from affiliates of approximately $648,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2023, an increase in due to affiliates of approximately $506,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the nine months ended June 30, 2023, and an increase in accrued payroll liability and directors’ compensation of approximately $126,000 due to our business expansion, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,779,000, and stock-based compensation and service expense of approximately $296,000.

Net cash flow used in operating activities for the nine months ended June 30, 2022 was $56,834, which primarily reflected our consolidated net loss of approximately $5,858,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in customer digital currency liabilities of approximately $1,139,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2022, a decrease in due to affiliates of approximately $316,000 due to the payments made to our affiliates in the nine months ended June 30, 2022, offset by a decrease in customer digital currency assets of approximately $1,139,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2022, a decrease in due from affiliates of approximately $1,747,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2022, an increase in customer custodial cash liabilities of approximately $262,000 resulting from our business expansion, and an increase in accrued liabilities and other payables of approximately $162,000 which was mainly due to the increase in accrued professional fees of approximately $113,000 resulting from the increase in professional service providers, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $2,098,000, stock-based compensation and service expense of approximately $1,430,000, and loss on equity method investment of approximately $401,000.

Net cash flow used in investing activities was $195,856 for the nine months ended June 30, 2023. During the nine months ended June 30, 2023, we made payment for investment in note receivable of approximately $154,000 and payment for purchase of intangible asset of approximately $42,000.

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

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the three months ended June 30, 2023 and 2021, we had an unrealized foreign currency translation loss of approximately $21,000 and an unrealized foreign currency translation gain of approximately $28,000, respectively, because of changes in the exchange rates. For the nine months ended June 30, 2023 and 2021, we had an unrealized foreign currency translation loss of approximately $52,000 and an unrealized foreign currency translation gain of approximately $39,000, respectively, because of changes in the exchange rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2023, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO is the same person.

Management regularly assesses controls and did so most recently for our financial reporting as of June 30, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, because of the Company’s small size and limited resources, internal controls over financial reporting were not effective as of June 30, 2023.

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

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Merger

On February 22, 2022, Nukkleus entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Original Agreement”), by and among Nukkleus and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). On June 23, 2023, Nukkleus, Brilliant and BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). Pursuant to the Original Agreement, NB Merger Sub, Inc., a wholly-owned subsidiary of Nukkleus, would have merged with and into Brilliant, with Brilliant surviving the merger as a wholly-owned subsidiary of Nukkleus, and Nukkleus would have become a Nasdaq-listed company and the parent company of Brilliant. Pursuant to the terms of the A&R Merger Agreement, Brilliant will continue out of the British Virgin Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Domestication”), following which Merger Sub will merge with and into Nukkleus, with Nukkleus surviving the merger as a wholly-owned subsidiary of Brilliant (the “Merger”), such transactions being referred to herein as the “Business Combination.” Following the Business Combination, Nukkleus and Brilliant will operate as a combined company.

As a result of and upon the closing of the Business Combination, pursuant to the terms of the A&R Merger Agreement, all of the outstanding shares of common stock, par value $0.0001 per share, of Nukkleus (“Nukkleus Common Stock”) will be cancelled in exchange for the right to receive a pro-rata portion of 14,000,000 shares of common stock of Brilliant (“Brilliant Common Stock”). Each outstanding option to purchase shares of Nukkleus Common Stock (whether vested or unvested) will be assumed by Brilliant and automatically converted into an option to purchase shares of Brilliant Common Stock (each, an “Assumed Option”). The holder of each Assumed Option will: (i) have the right to acquire a number of shares of Brilliant Common Stock equal to (as rounded down to the nearest whole number) the product of (A) the number of shares of Nukkleus Common Stock subject to such option prior to the effective time of the Merger, multiplied by (B) the exchange ratio of 1:26.227 (the “Exchange Ratio”); (ii) have an exercise price equal to (as rounded up to the nearest whole cent) the quotient of (A) the exercise price of the option, divided by (B) the Exchange Ratio; and (iii) be subject to the same vesting schedule as the applicable option of Nukkleus.

Pursuant to the A&R Merger Agreement, in connection with the Domestication, all of the issued and outstanding ordinary shares, no par value per share, of Brilliant (“Brilliant Ordinary Shares”), rights to receive one-tenth of one ordinary share of Brilliant per right (“Brilliant Rights”) and warrants entitling the holder thereof to purchase one Brilliant Ordinary Share at a price of $11.50 per Brilliant Ordinary Share (“Brilliant Warrants”) will remain outstanding and become substantially identical securities of the SPAC as a Delaware corporation. The A&R Merger Agreement also provides for holders of Brilliant securities, other than Brilliant’s sponsor or affiliates, to receive an additional issuance, as follows: (1) in the case of holders of Brilliant Ordinary Shares, such number of newly issued shares of Brilliant Common Stock equal to a pro rata share of the Backstop Pool (as defined below); and (2) in the case of holders of Brilliant Rights, such number of shares of Brilliant Common Stock equal to a pro rata share of the Backstop Pool, in each case subject to rounding in accordance with the A&R Merger Agreement (such ratio of the aggregate number of shares of Brilliant Common Stock issuable to each Brilliant public shareholder, including such shareholder’s share in the Backstop Pool, to the aggregate number of Brilliant Ordinary Shares and Brilliant Rights held by such Brilliant public shareholder, the “SPAC Additional Share Ratio”). Outstanding Brilliant Warrants held by holders other than Brilliant’s sponsor or affiliates will receive a number of Brilliant Warrants equal to one warrant exercisable to receive one share of Brilliant Common Stock plus an additional number of warrants equal to the SPAC Additional Share Ratio, with each warrant exercisable to receive one share of Brilliant Common Stock per warrant. The Backstop Pool is defined in the A&R Merger Agreement as a pool of shares of Brilliant Common Stock equal to the lower of (1) 1,012,000 and (2) 40% of the aggregate number of Brilliant Ordinary Shares and Brilliant Rights to receive one-tenth of one Brilliant Ordinary Share, subject to rounding in accordance with the Merger Agreement.

The A&R Merger Agreement also extended the Outside Closing Date (as defined in the A&R Merger Agreement), to the later of (i) July 23, 2023, or, (ii) following the approval by Brilliant’s shareholders of an extension of the life of the SPAC pursuant to Brilliant’s organizational documents, to the date so approved, but not later than December 23, 2023.

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

The term of the White Lion Agreement commences on the effective date of the registration statement and shall end on December 31, 2024, or, if earlier, the date on which White Lion has purchased the maximum number of shares of the Company’s common stock provided under the White Lion Agreement, in each case on the terms and subject to the conditions set forth in the White Lion Agreement. White Lion’s purchase price will be 96% of the dollar- volume weighted average price of the Company’s common stock over the two consecutive trading days immediately following receipt of the Company’s notice of its intent to make a draw. As of June 30, 2023, the White Lion Agreement is not yet effective.

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

General Services Agreement

The Company primarily provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to Triton Capital Markets Ltd. (“TCM”), formerly known as FXDD Malta Limited (“FXDD Malta”). The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by TCM.

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to Triton Capital Markets Ltd. (“TCM”). In addition, in order to appropriately service TCM, Nukkleus Limited entered into a GSA with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. Effective May 1, 2023, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 22, 2022, by and among Nukkleus Inc. and Brilliant Acquisition Corporation (12)

2.2	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023 by and among Nukkleus Inc., Brilliant Acquisition Corporation and BRIL Merger Sub, Inc. (13)

3.1	Certificate of Amendment to the Certificate of Incorporation filed June 3, 2016 (2)

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Preferred Stock (2)

3.3	Amended and Restated By-laws of Nukkleus Inc. (3)

4.1	Securities Purchase Agreement between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited dated June 3, 2016 (2)

10.1	Purchase and Sale Agreement by and between Nukkleus, Inc. and Michael Stephen Greenacre; Nicholas Aaron Gregory; Jamal Khurshid; Travers David Lee; Azam Shah; Craig Iain Vallis; Bertram Bartholomew Worsley; and Oliver James Worsley dated May 24, 2021 (10)

10.2	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016 (4)

10.3	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016 (1)

10.4	Stock Purchase Agreement dated May 27, 2016 among Nukkleus Inc., IBIH Limited, the shareholders of IBIH Limited and Currency Mountain Holdings LLC (2)

10.5	Amendment No. 1 dated June 2, 2016 to the Asset Purchase Agreement by and between Nukkleus Inc., its majority shareholder Charms Investments Ltd., and its wholly-owned subsidiary, Nukkleus Limited and Currency Mountain Holdings Bermuda, Limited (2)

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited (2)

10.7	Letter Agreement between Nukkleus Inc. and IBIH Limited dated June 3, 2016 (2)

10.8	Director Agreement by and between Nukkleus Inc. and Craig Marshak dated August 1, 2016 (3)

10.9	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited (5)

10.10	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FXDirectDealer LLC (5)

10.11	Settlement Agreement and Mutual Release between Nukkleus Inc., IBIH Limited, Terra (FX) Offshore Limited, Ludico Investments Limited, Currency Mountain Holdings LLC and the IBIH Shareholders dated November 17, 2017 (6)

10.12	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited (7)

10.13	Stock Redemption Agreement dated February 13, 2018 between Nukkleus Inc. and Currency Mountain Holdings Bermuda, Limited (8)

10.14	Form of Support Agreement, dated as of February 22, 2022 among Brilliant Acquisition Corporation and the investors party thereto (12)

10.15	Form of Registration Rights Agreement (12)

10.16	Form of Lock-Up Agreement (12)

10.17*	Amendment to the General Services Agreement between Nukkleus Limited and FXDirectDealer LLC

21.1	List of Subsidiaries (11)

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference to the Form 8K Current Report filed with the SEC on May 31, 2016.
(2)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2016.
(3)	Incorporated by reference to the Form 8K Current Report filed with the SEC on August 9, 2016.
(4)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 25, 2016.
(5)	Incorporated by reference to the Form 8K Current Report filed with the SEC on October 19, 2017.
(6)	Incorporated by reference to the Form 8K Current Report filed with the SEC on December 5, 2017.
(7)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 27, 2017.
(8)	Incorporated by reference to the Form 10Q Quarterly Report filed with the SEC on February 13, 2018.
(9)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 28, 2020.
(10)	Incorporated by reference to the Form 8K Current Report filed with the SEC on June 3, 2021.
(11)	Incorporated by reference to the Form 10K Annual Report filed with the SEC on December 29, 2021.
(12) (13)	Incorporated by reference to the Form 8K Current Report filed with the SEC on February 23, 2022. Incorporated by reference to the Form 8K Current Report filed with the SEC on June 26, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.
(Registrant)

Date: August 14, 2023	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman

